Form 10-K405
TELEMUNDO GROUP INC
filed 1995-03-31
CIK 806083

======================================================================


              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-K
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1994
                Commission File Number: 0-16099


                     Telemundo Group, Inc.
    (Exact name of registrant as specified in its charter)


              Delaware                          13-3348686
     (State or other jurisdiction           (I.R.S. Employer
    of incorporation or organization)      Identification No.)

          2290 West 8th Avenue
            Hialeah, Florida                       33010
  (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code: (305) 884-8200

  Securities Registered Pursuant to Section 12(b) of the Act:  None

  Securities Registered Pursuant to Section 12(g) of the Act:

             Series A Common Stock, $.01 Par Value
            Series A Common Stock Purchase Warrants


     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes __X__     No ___

     As of March 27, 1995, 10,000,000 shares of the Common Stock of Telemundo Group, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $48,532,000. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not be deemed affiliates for any other purpose.

Documents Incorporated by Reference:

(1) Portions of Telemundo Group, Inc. 1994 Annual Report to
    Stockholders --  Parts  II and IV.

(2) Portions of Telemundo Group, Inc. Proxy Statement for the
    1995 Annual Meeting of Stockholders -- Part III.

======================================================================


                       TABLE OF CONTENTS
                       -----------------

                                                                  Page
                                                                  ----
PART I

  Item 1.  BUSINESS.............................................    1

  Item 2.  PROPERTIES...........................................   13

  Item 3.  LEGAL PROCEEDINGS....................................   14

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   14


PART II

  Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS..........................   14

  Item 6.  SELECTED FINANCIAL DATA..............................   14

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION...................   14

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........   15

  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................   15

PART III

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...   15

  Item 11. EXECUTIVE COMPENSATION...............................   15

  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.......................................   15

  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......    15

PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.........................................    15



                            PART I

Item 1.  BUSINESS

     Telemundo Group, Inc., together with its subsidiaries (collectively, the "Company" or "Registrant"), is a Spanish-language television network that, through its owned and operated stations and affiliates, serves 53 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 86% of all U.S. Hispanic households. U.S. Hispanics presently constitute approximately 10% of the U.S. population and are projected to be the largest minority group in the United States by the year 2000. The Company also owns and operates a television station and related production facilities in Puerto Rico. The Company also produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

     The Company currently owns and operates the following full-power Spanish-language television stations in the continental United States: (i) KVEA, serving the Los Angeles market, (ii) WNJU, serving the New York market, (iii) WSCV, serving the Miami-Ft. Lauderdale market, (iv) KTMD, serving the Houston-Galveston market, (v) KVDA, serving the San Antonio market and
(vi) KSTS, serving the San Francisco-San Jose market. In addition, the Company owns and operates 12 low-power television stations. The Company's affiliates include 32 television stations and 73 cable affiliates that receive the Company's signal directly from the satellite. The signal from the Company's owned and operated stations and affiliates also is carried on an additional 541 cable systems throughout the United States. The Company also owns and operates WKAQ-TV, serving Puerto Rico. Unless otherwise indicated, references to the United States in this Annual Report on Form 10-K exclude Puerto Rico.

      The Company also is a lead partner in TeleNoticias del Mundo, L.P. ("TeleNoticias"), which launched a 24-hours-per-day Spanish-language news service in December 1994. The service originates from the Company's network operations center near Miami, Florida and is distributed in the United States and 16 countries in Latin America and Europe.

General Development of Business

      The Company was organized in May 1986 under the laws of Delaware and is the successor to John Blair & Company, formerly a diversified communications company ("Blair"). The Company began its United States network with three television stations in January 1987, providing approximately 18 hours per week of network programming. The Company now transmits Spanish-language programming 24-hours-per-day to its network of owned and operated stations and affiliates in the United States. The Company, through its owned and operated stations and affiliates, has increased its coverage of all U.S. Hispanic households from 65% at the beginning of 1989 to approximately 86% in March 1995.

     In June 1993, certain holders of the Company's outstanding public debt and the indenture trustee for such debt filed an involuntary petition against Telemundo Group, Inc. for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The petition was filed solely against Telemundo Group, Inc. and did not include its subsidiaries. At the time of the involuntary filing, the Company was in default on its public indebtedness, aggregating approximately $309 million (including interest). On July 30, 1993, Telemundo Group, Inc., after reaching an agreement in principle with its major creditors on a financial restructuring, consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code.

     On July 20, 1994, the Bankruptcy Court confirmed the Company's Second Amended Chapter 11 Plan of Reorganization dated April 29, 1994 (the "Plan"). On December 30, 1994 (the "Consummation Date"), the Company consummated the Plan. Pursuant to the Plan, as of the Consummation Date, all of the Company's then-outstanding debt as well as all of its then-outstanding common stock and other securities were canceled. Holders of the canceled debt as well as certain other claimants received on the Consummation Date various combinations of cash; new 10.25% Senior Notes due December 30, 2001 (the "Senior Notes"); new Common Stock, $.01 par value ("Common Stock"), divided into two series, Series A ("Series A Common Stock") and Series B ("Series B Common Stock"); or five-year warrants to purchase Series A Common Stock at an exercise price of $7.00 per share ("Warrants"). A total of approximately $36,000,000 in cash; $116,888,000 principal amount of Senior Notes; 4,388,394 shares of Series A Common Stock; 5,611,606 shares of Series B Common Stock (for a total of 10,000,000 shares of Common Stock); and 639,750 Warrants were distributed in accordance with the Plan.

     Immediately prior to the Consummation Date, Reliance Group Holdings, Inc. or its subsidiaries (collectively, "Reliance") owned or controlled 58.4% of the Company's then-outstanding common stock. Following the Consummation Date and pursuant to the Plan, Reliance's holdings of the new Common Stock were reduced to approximately 10.2% of the total Common Stock outstanding, all of which is Series A Common Stock. In addition, Reliance was issued warrants to purchase 416,667 shares of Series A Common Stock at an exercise price of $7.19 per share, exercisable in three equal annual installments beginning December 30, 1995 and for five years from the date the options become exercisable.


Narrative Description of Business

      The Company's principal source of revenue is the sale of network advertising time on its network and the sale of local and national spot advertising time on the Company's owned and
operated television stations.   Additionally, the network and
several of the Company's stations sell blocks of air time during non-network programming hours to independent programmers ("block time programmers").

      The Company's Television Network

      The Company's television network covers 53 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 86% of all U.S. Hispanic households. Coverage in the United States is achieved through six full-power and 12 low-power owned and operated television stations, and 32 independent television broadcast stations and 73 cable systems affiliated with the Company by agreement. The signal from the Company's owned and operated stations and affiliates also is carried on an additional 541 cable systems throughout the United States. In certain markets where the Company either does not own and operate or is not affiliated with a full-power television broadcast station, coverage of the market is achieved through one or more low-power television stations, cable carriage, or a combination of low-power television stations and cable systems.

      Network programming for the Company's owned and operated stations and affiliates is transmitted 24-hours-per-day via satellite from the Company's network operations center near
Miami, Florida.

      The Company's Television Stations

      The Company owns and operates seven full-power and 12 low-
power Spanish-language television stations in the United States and Puerto Rico.  Population statistics in the following
discussion are from A.C. Nielsen Company's NHTI Universe
                                           -------------
Estimates 1995, unless otherwise indicated.
--------------

      Full-Power Stations. The Company's owned and operated full power stations broadcast network programming and produce and broadcast local news and other programming. Each full power station also sells certain time to block time programmers. The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations:


                                                           Number of Other
                                           Ranking of         Full-Time
                        Approximate      Market by Size   Spanish-language
                          Hispanic        of Hispanic        Television
                         Households      Households in         Stations
Station and              in Market       the Continental     Operating in
Market Served              Area           United States     Market Area(a)
-------------           -----------      ---------------    --------------

KVEA, Channel 52          1,268,000              1             2(b)
  Los Angeles, CA
WNJU, Channel 47            902,000              2             1(c)
  New York, NY
WSCV, Channel 51            419,000              3             3(d)
  Miami-Ft.
  Lauderdale, FL
KTMD, Channel 48            269,000              4             2(e)
  Houston-Galveston, TX
KVDA, Channel 60            268,000              5             2(f)
  San Antonio, TX
KSTS, Channel 48            264,000              7             2(g)
  San Francisco-
  San Jose, CA
WKAQ-TV, Channel 2        1,064,000*            N/A            6(h)
  San Juan, PR
_______________________
(a) The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ-TV and its three major competitors broadcast over VHF. The
    Company's principal competitor, the Univision Group, owns a Spanish-language station in each of the continental U.S. markets that are served by the Company's owned and operated full-power stations. Independent Spanish-language stations also broadcast in the Los Angeles, Miami, Houston, San
    Antonio and San Francisco broadcast markets. The independent stations in Los Angeles and Houston and one of the independent stations in Miami are full-power stations.

(b) Seven VHF stations and twelve other UHF stations broadcast in English.

(c) Seven VHF stations and twelve other UHF stations broadcast in English.

(d) Five VHF stations and five other UHF stations broadcast in English.

(e) Four VHF stations and seven other UHF stations broadcast in English.

(f) Four VHF stations and three other UHF stations broadcast in English.

(g) Five VHF stations and seven other UHF stations broadcast in English.

(h) Consists of four VHF and two UHF stations. Another VHF station and a UHF station broadcast predominantly in English.

*Source:  Mediafax, Television Audience Measurements Puerto Rico,
                    --------------------------------------------
          December 1994.

    Los Angeles: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA, which began operating a Spanish-language station in 1985, serves the largest U.S. Hispanic market, representing approximately 21% of the total U.S. Hispanic population. There are an estimated 5.1 million Hispanics in the Los Angeles Direct Marketing Area ("DMA"), constituting approximately 36% of the Los Angeles DMA population. DMA is a term developed by A.C. Nielsen Company, a national media rating service ("Nielsen"), and is used in the television industry to describe a distinct television market geographically.

    New York: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York metropolitan market. WNJU, which began operating as a Spanish-language station in 1965, serves the second largest U.S. Hispanic market, representing approximately 12% of the total U.S. Hispanic population. The current Hispanic population in the New York DMA is estimated to be approximately 2.8 million, or 16% of the New York DMA population.

    Miami: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami-Ft. Lauderdale market. WSCV began operating as a Spanish-language television station in 1985. WSCV serves the third largest U.S. Hispanic market, representing approximately 5% of the Hispanic population in the United States. An estimated 1.2 million Hispanics reside in the Miami DMA, constituting approximately 36% of the Miami DMA population.

    Houston: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas, which serves the Houston-Galveston market. KTMD began operating as a Spanish-language station in 1987. The Houston-Galveston market is the fourth largest
Hispanic market in the United States. The Hispanic population in the Houston DMA (which includes Houston and Galveston) is approximately 944,000, or approximately 23% of the Houston DMA population.

    San Antonio: The Company owns and operates KVDA, Channel 60, serving the San Antonio, Texas market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the fifth largest Hispanic market (in terms of television households) in the United States. The Hispanic population in the San Antonio DMA is approximately 877,000, or approximately 50% of the San Antonio DMA population.

    San Francisco: The Company owns and operates television station KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco-San Jose market. KSTS began operating as a Spanish-language station in 1987. The San Francisco-San Jose Hispanic market is the sixth largest Hispanic market in the United States. The Hispanic population in the San Francisco DMA, which includes San Jose, is approximately 940,000, or approximately 16% of the San Francisco DMA population.

    San Juan: The Company owns and operates television station WKAQ-TV ("WKAQ") (Channel 2 in San Juan), which together with its affiliate, WOLE (Channel 12 in Mayaguez), and its translator facilities, cover virtually all of Puerto Rico. WKAQ has operated as a Spanish-language television station since 1954. The current population of Puerto Rico is approximately 3.3 million.

    Low-Power Stations. The Company owns and operates 12 low-power television stations and has received permission from the Federal Communications Commission ("FCC") to build three additional low-power television stations. Low-power television stations and "translator stations" (collectively, "LPTVs") generally operate at significantly lower levels of power than full-power stations, and their signals generally cover smaller areas than those covered by full-power stations. Under FCC rules, LPTVs operate on a secondary basis and are subject to displacement. Under the 1992 Cable Act (described below), LPTVs have very limited cable carriage rights. See "--FCC Regulation." The Company's LPTVs operate with minimal staff and generally do not originate programming or have their own sales forces.

    Santa Fe: The Company owns and operates K52BS, Channel 52, formerly an affiliate of the Company. K52BS is located in the Albuquerque DMA, in which an estimated 531,000 Hispanics reside.

    Sacramento: During 1991 and 1992, the Company began operating three LPTVs in the Sacramento DMA. The LPTVs broadcast the signal of KSTS, the Company's owned and operated station serving the San Francisco-San Jose market. An estimated
472,000 Hispanics live in the Sacramento DMA.

    Boston: In March 1995, the Company began operating an LPTV in Boston, Massachusetts. An estimated 248,000 Hispanics reside in the Boston DMA.

    Austin: The Company owns and operates K11SF, Channel 11, formerly an affiliate of the Company. An estimated 208,000
Hispanics reside in the Austin DMA.

    Salinas: The Company owns and operates K15CU, Channel 15 in the Salinas-Monterey market. K15CU broadcasts the signal of KSTS, the Company's owned and operated station. An estimated
192,000 Hispanics reside in the Salinas-Monterey DMA.

    Odessa-Midland:  The Company owns and operates K60EE,
Channel 60, in Odessa, Texas and K49CD, Channel 49, in Midland,
Texas. The Hispanic population in the Odessa-Midland DMA is approximately 131,000.

    Santa Maria: The Company owns and operates K27EI, Channel 27, in Santa Maria, California. Santa Maria is located in the Santa Barbara DMA. The Hispanic population of the Santa Barbara DMA is approximately 132,000 (approximately one quarter of whom are reached by the Santa Maria LPTV).

    Colorado Springs:  The Company owns and operates K49CJ,
Channel 49, formerly an affiliate of the Company. K49CJ rebroadcasts the signal of the Company's Denver affiliate. An estimated 106,000 Hispanics reside in the Colorado Springs DMA.

    Salt Lake City: The Company constructed an LPTV in Salt Lake City in 1993, which began broadcasting in February 1994.
In addition, the FCC has granted the Company a permit to construct an LPTV in Ogden, Utah, which is part of the Salt Lake City DMA. It is anticipated that the Ogden LPTV will commence broadcasting in the third quarter of 1995. The Hispanic population of the Salt Lake City DMA is approximately 105,000.

    Amarillo: In February 1994, the Company was granted a permit to construct an LPTV in Amarillo, Texas. It is anticipated that this LPTV will commence broadcasting in the third quarter of 1995. An estimated 87,000 Hispanics reside in the Amarillo DMA.

    Abilene: In September 1993, the Company was granted a permit to construct an LPTV in Abilene, Texas. It is anticipated that this LPTV will commence broadcasting in the second quarter of 1995. An estimated 44,000 Hispanics reside in the Abilene DMA.

    Affiliates

    The Company currently has affiliation agreements with 105 affiliates serving 42 Hispanic markets in the United States. The Company's affiliates in these markets, which consist of 32 television broadcast stations and 73 cable affiliates that take the network's signal directly from the satellite, add an additional 2.2 million Hispanic households to the network's total coverage.

    The Company's current contracts with its affiliates generally have two to five year terms and some provide for compensation to the affiliate. The Company provides its affiliates with programming and retains network advertising spots, and the related revenue, during a portion of the commercial advertising time available during such programming. The Company also acts as the exclusive representative of the affiliates for national and regional spot advertising sales, and receives a commission on such sales. Advertising sales representation services may be provided to affiliated stations not owned by the Company by reason of a waiver of FCC regulations granted by the FCC. Revenue from the Company's representation services represented less than 1% of the total revenue of the Company in 1994.

    Programming

    The Company currently transmits via satellite to its owned and operated stations and affiliates 24 hours of Spanish-language programming per day, including movies, novelas (soap operas), variety shows, national and international news, music, talk and entertainment shows, children's shows, public affairs programs and sporting events. Approximately 50% of the Company's network programming is produced in the United States, primarily by the Company. The balance of the Company's programming is purchased from various distributors of Spanish-language programming, located primarily in South America and Mexico.

    The Company's programming schedule includes Ocurrio Asi, a
                                                -----------
news magazine format program; Sevcec, the Company's talk show
                              ------
format program; five major movie blocks, including Cine
                                                   ----
Millonario, a prime time movie showcase; and Padrisimo, a
----------                                   ---------
musical variety program. In 1993, the Company began producing national and international network news programs at its network operations center. In December 1994, pursuant to the agreement among the partners in the venture, TeleNoticias assumed production of the Company's network news programs.

    To attempt to counteract a decline in network ratings, the Company recently formed a new Los Angeles-based production unit that is initially scheduled to produce three hours of network programming per weekday. This production unit will permit the Company to address specifically the interests and culture of the largest cross-section of Hispanics in the United States.

    The programming lineup of WKAQ in San Juan differs from those of the Company's other owned and operated stations but includes 18 hours per week of network programming. Through its own production studios in Puerto Rico, WKAQ produces or co-produces approximately 24 hours of programming weekly for its own use, including miniseries, news, public affairs, music, variety and comedy shows primarily directed toward the Puerto Rican market. WKAQ also broadcasts United States syndicated programming dubbed in Spanish, in addition to programming originating in Latin America and Europe.

    The Company also sells the rights to broadcast its original programming in foreign countries. Revenue from the international syndication of the Company's programming represented less than 2% of the Company's revenue in 1994.

    TeleNoticias

    In July 1994, the Company entered into a partnership agreement with subsidiaries of Reuters Holdings PLC, an international news and information organization, Antena 3 de Television, S.A., a Spain media company, and Arte Radiotelevisivo Argentino S.A., an Argentina media company, to launch TeleNoticias, a 24-hours-per-day international Spanish-language news service with distribution in Latin America, the United States and Europe. The service, which commenced transmitting in December 1994, originates from the Company's network operations center in Hialeah, Florida. The service is distributed in 17 countries, including the United States, Mexico, Spain, Venezuela and Chile.

    The Company holds a 42% interest in TeleNoticias. The Company provides certain services to TeleNoticias, including the use of a news studio and satellite uplink facilities at the Company's network operations center. Pursuant to contract, TeleNoticias produces the Company's network news programs and provides certain other news services.

    Sales and Marketing

    The Company has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language television, to sell advertising time broadcast over the Company's entire network (network sales) and to sell advertising time in markets covered by the Company's owned and operated stations and affiliates (national spot sales). The Company has sales offices in New York, Los Angeles, Miami, Chicago, San Francisco, San Antonio, Dallas and Orange County, California.
In addition, each owned and operated full-power station has a sales and marketing force to sell local and national spot advertising on its behalf.

    The Company and its owned and operated television stations sell their advertising time to a broad and diverse group of advertisers, none of whom accounted for 10% or more of the Company's 1994 total revenue.

    Competition

    The Company's owned and operated television stations and affiliates face competition for advertising revenue from other Spanish-language television stations serving the same markets and competing for the same viewers, including those carried on cable television, and from other Spanish-language and English-language media, including television stations, cable channels, radio stations, magazines, newspapers, movies, videocassettes and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States.

    The Company's principal Spanish-language television competitor is the Univision Group ("Univision"), which was acquired by A. Jerrold Perenchio, Grupo Televisa, S.A. de C.V. ("Televisa"), a Mexican media company, and Corporacion Venezolana de Television, C.A. ("Venevision"), a Venezuelan media company, in December 1992. In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's stations compete directly with full-power Univision stations. The Univision stations and the Univision network affiliates together reach a larger percentage of Hispanic viewers in the United States than the Company's stations and affiliates. Generally, the Univision stations have been operating in their markets longer than have the Company's competing stations.

    In a related transaction, Univision entered into an agreement with Televisa to manage the Galavision cable network ("Galavision"). Univision also obtained an option to acquire Galavision in 1996. Galavision, which has operated primarily as a Spanish-language cable television network since 1980 and serves approximately 1.5 million subscribers, also competes with the Company. Both Televisa and Venevision have entered into long term contracts to supply Spanish-language programming to the Univision and Galavision networks.

     Televisa is the largest producer of Spanish-language programming in the world, substantially all of which is produced in Mexico. Because of the supply contracts between Televisa and Univision, Univision has a competitive advantage in obtaining programming originating from Mexico.

    There are several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami, Houston, San Antonio and San Francisco broadcast areas. The independent station in Los Angeles has a program supply agreement with Televisa. The independent stations in Los Angeles and Houston and one of the independent stations in Miami are full-power stations.

    WKAQ has three significant Spanish-language television station competitors. In addition, three other Spanish-language television stations operate in Puerto Rico.

    Competitive success of a television station depends primarily on public response to the programs broadcast by the station and this affects the revenue earned by the station from the sale of advertising time. In addition to programming, factors determining competitive position include management ability and experience, marketing, research and promotional efforts.

    In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that have the potential to provide additional competition for television stations. The broadcasting industry at both the national and local level faces increasing competition from cable program networks and other non-broadcast video program distributors. Broadcasters also face continuous changes in technology, such as the introduction of digital signal compression, which creates the potential for distribution of vast amounts of video programming by cable system operators and telephone companies, as well as governmental restrictions or actions of federal regulatory bodies, including the FCC. Each of these factors could adversely affect the Company's operations.

    FCC Regulation

    The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

    The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses are issued initially for terms of five years. Upon application, and in the absence of a conflicting application or an adverse finding as to the licensee's qualifications, broadcast licenses usually have been renewed for additional terms of up to five years without a hearing by the FCC. FCC licenses of full-power stations owned by the Company have the following expiration dates: WKAQ and WSCV - February 1, 1997; KTMD and KVDA - August 1, 1998; KSTS - December 1, 1998; and WNJU - June 1, 1999.

    The renewal application for KVEA is pending before the FCC.
The processing of the renewal application for KVEA was deferred during the pendency of the Company's Chapter 11 reorganization, but the renewal application is now being processed. Under FCC rules a broadcast license remains in effect until the renewal application is acted on by the FCC. Renewal applications are usually granted in the normal course. However, pursuant to the Communications Act and FCC regulations, renewal applications are subject to the filing of petitions to deny and competing applications for the frequencies on which the stations operate.

    Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an "attributable interest" in another broadcast station with an overlapping service area. The regulations also prohibit (with certain qualifications) any person or entity from having an "attributable interest" in more than 12 full-power television stations, subject to a further limitation based on the percentage of national audience included within the relevant stations' markets. Additionally, the rules prohibit (with certain qualifications) anyone with an "attributable interest" in a television station from also having an "attributable interest" in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that station, and vice versa.

     Under existing FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation controlling or operating television stations, there is attribution only to directors and officers and to stockholders who own 5% or more of the outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to such attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company. Notwithstanding the attribution standards set forth in the previous sentence, a noncontrolling stockholder will not be deemed to have an "attributable interest" in a broadcasting company if a "single majority stockholder" owns or controls the vote of more than 50 percent of the Company's voting stock. Currently, no stock holder of the Company qualifies as a "single majority stockholder." In the case of the Company, there are presently three attributable stockholders: TLMD Partners II, L.L.C., Bastion Capital Fund, L.P. ("Bastion") and Reliance.

     In connection with the grant of consent to the transfer of control of the Company's controlled television licensees from Telemundo Group, Inc. as debtor-in-possession to the reorganized Telemundo Group, Inc., the FCC granted a 12-month waiver of its "television duopoly rule" to permit the orderly disposition of station KSMS-TV, Channel 67, Monterey, California, which is presently licensed to KSMS-TV, L.P. The temporary waiver was necessary because the Grade B contour of KSMS-TV overlaps with the Grade B contour of KSTS, which is licensed to a Company subsidiary. The television duopoly rule generally prohibits a party from holding attributable interests in television stations that have overlapping Grade B contours. Daniel D. Villanueva, who has an attributable interest in the Company because of his affiliation with Bastion, also has an attributable interest in KSMS-TV. Pursuant to the waiver, Mr. Villanueva must refrain from all discussions and involvement regarding the Telemundo network and KSTS with any Bastion or Company officer or director, or any employee with access to information pertinent to those subjects, until KSMS-TV is sold. An application before the FCC for consent to the sale of KSMS-TV to a third party, which was filed on September 23, 1994, was informally objected to, and is still pending before the FCC.

    The Communications Act limits the amount of capital stock that aliens may own in a broadcast station licensee and in the parent company of a licensee. No more than 20% of a direct licensee's capital stock may be owned or voted by aliens or their representatives. Also, aliens may not serve as officers or directors of direct broadcast licensees. The Company is not the direct licensee of any of its FCC licenses; instead it directly or indirectly controls the FCC licensee companies. Regarding a company that directly or indirectly controls an FCC licensee, the Communications Act provides that such a company may not have more than 25% of its capital stock owned of record or voted by aliens or their representatives and may not have any officer or more than 25% of its directors who are aliens, if the Commission finds that the public interest would be
served by denial or revocation of that station's license.   The
FCC may revoke or refuse to grant or renew a broadcast station license or refuse to approve the assignment or transfer of such license if the alien restrictions on direct licensees are not met, or if the Commission finds that such actions would be in the public interest if the benchmarks on companies that control licensees are exceeded. The Company's Restated Certificate of Incorporation provides that the transfer of the Company's capital stock, whether voluntary or involuntary, will not be permitted and will be ineffective if such transfer would violate (or would result in a violation of) the Communications Act or any of the rules or regulations promulgated thereunder.

    The FCC has undertaken several initiatives to change aspects of television and radio regulation, particularly with respect to broadcast programming, station ownership restrictions and attribution rules. Significant areas of regulation remain, however, and the FCC continues to enforce strictly its regulations in several such areas, including equal employment obligations, children's programming, "indecent" programming restrictions, the "character qualifications" of licensees, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. The FCC recently indicated its intent to enforce strictly its commercial restrictions with respect to children's programming by levying substantial monetary forfeitures for violations of the commercial limits. The FCC is also considering imposing minimum quantitative requirements on television stations for children's programming. The FCC also indicated its intent to enforce its equal employment opportunity rules vigorously, with respect to both numerical guidelines and recruitment efforts, by imposing substantial monetary forfeitures and shorter-term renewals.

    The FCC has adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). These regulations required television broadcasters to elect, on or before June 17, 1993, whether to exercise either certain "must carry" or "retransmission consent" rights in connection with their carriage by local cable television systems. Those stations that elected to exercise must carry rights could demand carriage on a specified channel on cable systems within their DMA. However, these must carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. LPTVs have very limited must carry rights, although cable systems cannot retransmit LPTV stations' signals without their consent. The Company's owned and operated full-power stations in the United States have elected "must carry" rights. The constitutionality of the must-carry provisions have been challenged in federal district court, and a ruling on the challenge is expected in the summer of 1995.

    The Company's stations serving several markets and many of the Company's affiliates are classified by the FCC as "low-power" stations. Certain of the Company's owned and operated stations and affiliates increase their coverage through use of "translators" that rebroadcast the station's signal. Both low-power and translator stations are referred to as "LPTV" stations and generally operate at significantly lower levels of power than full-power stations. Under FCC rules, such LPTV stations operate on a secondary basis; that is, they are subject to displacement by a full-power station or other facility if one is licensed and they must tolerate defined levels of electromagnetic interference from full-power stations.

    The Commission is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of advanced (or "high definition") television service ("ATV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for ATV operation. According to this preliminary decision, stations would be permitted to phase in their ATV operations over an approximately 15-year period following adoption of a final table of allotments, at the end of which they would be required to surrender their non-ATV channel. Under certain circumstances, conversion to ATV operations may reduce a station's geographical coverage area. In addition, the FCC will maintain the secondary status of LPTV stations in connection with its implementation of a channel allotment plan for ATV. The Commission has acknowledged that ATV channel allotment may involve displacement of existing LPTV stations, particularly in major television markets. A number of the Company's owned and operated and affiliated low-power stations may be affected.

    The Commission has issued a notice of proposed rulemaking to consider (i) changes to its attribution rules, including changing the exemption for minority stockholders when there is a single majority stockholder and the exemption for nonvoting stockholders, (ii) potential revision of the treatment of limited partnerships and (iii) a review of the cross-interest policy involving key employees, nonattributable equity interests and joint ventures. The Commission is also considering making attributable multiple business arrangements among local broadcasters, such as joint sales, as well as local television time brokerage (also known as local marketing agreements). The FCC is conducting an inquiry to consider proposals to increase broadcasters' obligations under its rules implementing the Children's Television Act of 1990, which requires television stations to present programming specifically directed to the "educational and informational" needs of children. The FCC also is conducting a rulemaking proceeding to consider changes to its television multiple ownership rules that might increase the number of television stations that may be commonly owned on a national basis, relax the local joint co-ownership prohibition from Grade B contour overlaps to Grade A overlaps only, and review the radio-television ownership restriction. Alternative legislation being considered by Congress, if enacted, might eliminate all broadcast multiple ownership restrictions, or, alternatively, would require the FCC to review and modify or eliminate ownership rules that are not necessary for fair competition and diversity of information. The FCC continues to restrict network representation of affiliates for the sale of spot advertising time (the Company acts as the exclusive representative of its affiliates pursuant to a waiver of FCC regulations). Other aspects of FCC network-affiliate regulations are not currently applicable to the Company because of its status as a Spanish-language network.

     There are additional FCC regulations and policies, and regulations and policies of other federal agencies governing network-affiliate relations, political broadcasts, public affairs programming, equal employment opportunity, taxation and other areas affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time. The Company cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry.

    The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information. The laws, rules, regulations and interpretations governing the Company's business are revised from time to time and it is not possible to predict the effect that future regulatory changes will have on the Company's business.

    Seasonality of Business

    The overall business of the Company reflects seasonal patterns with respect to advertiser expenditures for broadcast time that are reflected in the Company's quarterly revenue. The Company's revenue generally is highest in the fourth quarter, which reflects increased advertising during the holiday season, and lowest in the first quarter.

    Employees

    As of March 1, 1995, the Company and its subsidiaries had approximately 1,300 employees, approximately 210 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees at WNJU's studio facility in New Jersey, approximately 25 KSTS employees and approximately 120 employees of WKAQ are covered by union contracts. The Company believes its relations with its employees and unions are satisfactory.

Item 2.  PROPERTIES

     In 1994, the Company moved its corporate headquarters from New York City to space adjacent to the Company's network operations center, Miami network sales office and Miami owned and operated broadcast station in Hialeah, Florida near Miami. These facilities are located in approximately 120,000 square feet of space under a lease which expires in December 1996, with renewal options extending until December 2002.

    The Company's New York network and national spot sales and marketing offices and WNJU's sales and business offices are located in New York City in approximately 38,000 square feet of leased space. The term of the lease runs through February 1998.

    In addition, the Company leases various properties throughout the country in which its LPTVs, broadcasting equipment, sales offices and other offices are located. None of these properties are material to the Company's business.

    The following information is provided with respect to properties of the Company's owned and operated full-power television stations:

    KVEA: The offices and studios of KVEA are located in leased premises in Glendale, California. The two leases expire on January 31, 1997 and on February 1, 1997, respectively, and each may be renewed for one five-year term. KVEA also leases its transmitter and broadcast tower site on Mount Wilson in the Los Angeles area under a month-to-month lease, which lease is being extended.

    WNJU: The offices and studios of WNJU are located in leased premises in Hasbrouck Heights, New Jersey under a lease that expires in 1999, and WNJU's sales force and business office occupies office space in the Company's New York sales office. The transmitter and antenna of WNJU are located on top of One World Trade Center in New York City under a lease that expires in 2004.

    WSCV: The offices and studios of WSCV are located in the same leased premises occupied by the Company's network operations center in Hialeah, Florida. In addition, WSCV leases space for its antenna and transmitter in Miami, Florida under a lease that expires in 2003, with renewal options through 2010.

    KSTS: The offices and studios of KSTS are located in leased premises in San Jose, California under leases that expire in 1998. The transmitter and antenna of KSTS are located on leased property on Monument Peak, approximately eight miles northeast of San Jose, under a lease that expires in 1998.

    KVDA: The offices and studio of KVDA are located in owned premises of approximately 20,000 square feet in San Antonio, Texas. The transmitter and broadcast tower of KVDA are located on approximately 80 acres of owned land outside of San Antonio.

    KTMD: The offices and studio of KTMD are located in leased premises in Houston, Texas. The lease covering these premises expires on December 31, 1997. KTMD's tower and transmitter are located on property owned by KTMD between Houston and Galveston.

    WKAQ: The offices and studios of WKAQ and its related production facilities are located in owned premises consisting of approximately 200,000 square feet in San Juan, Puerto Rico. The transmitter and broadcast tower of WKAQ are located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico, which has granted WKAQ a use permit expiring in 1998. WKAQ also operates several translator facilities to cover small towns in the mountainous regions of Puerto Rico.


Item 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in certain litigation arising in the normal course of their businesses, none of which is material. In addition, the Company was involved in 1994 in the following material legal proceedings:

    Chapter 11 Reorganization

     For a description of the consummation of the Company's
Chapter 11 reorganization proceedings, see "Business -- General
Development of Business."

    John Blair Proceeding

    The Company, several affiliates and officers of the Company, and the Company's independent auditors were defendants in an action brought in December 1987 styled John Blair
                                             ----------
Communications, Inc., et al. v. Reliance Capital Group, L.P.,
------------------------------------------------------------
et al. in the Supreme Court of the State of New York, County of
-----
New York. This litigation was settled in connection with the consummation of the Plan and all claims related thereto were dismissed with prejudice following the Consummation Date.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


                              PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      See the information in Note 13 to the Notes to Consolidated Financial Statements appearing on page 22 of the Telemundo Group, Inc. 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

      See the information under the caption "Selected Financial
Data" on page 2 of the Telemundo Group, Inc. 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

      See the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 6 of the Telemundo Group, Inc. 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements of the Company and Subsidiaries, including the independent auditor's report thereon, included on pages 7 through 23 of the Telemundo Group, Inc. 1994 Annual Report to Stockholders, which information is incorporated herein by reference, are listed in Item 14 below.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION

      See the information in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Executive Compensation," which information is incorporated herein by reference, except for the information under the subcaptions "Compensation Committee Report" and "Performance Graph."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      See the information in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption
"Security Ownership of Certain Beneficial Owners and
Management," which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption
"Related Party Transactions," which information is incorporated herein by reference.


                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.  Financial Statements.

      The Consolidated Financial Statements of Telemundo Group, Inc. and Subsidiaries, including the independent auditor's report thereon, which appear on pages 7 through 23 of the Telemundo Group, Inc. 1994 Annual Report to Stockholders, are incorporated herein by reference.


                                                        1994 Annual
                                                        Report Page No.
                                                        --------------

TELEMUNDO GROUP, INC. AND SUBSIDIARIES:

    Consolidated Statements of Operations                      7
    Consolidated Balance Sheets                                8
    Consolidated Statements of Changes in
      Common Stockholders' Equity (Deficiency)                 9
    Consolidated Statements of Cash Flows                     10
    Notes to Consolidated Financial
         Statements (1-13)                                 11-22
     Independent Auditors' Report                             23

     2.   Financial Statement Schedules.

          VIII.  Valuation and Qualifying Accounts

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

     3.  Exhibits.

Exhibit
Number
------

2.1 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on November 19, 1993, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 1993 and incorporated herein by reference.

2.2   Second Amended Disclosure Statement pursuant to Section
      1125 of the Bankruptcy Code dated April 29, 1994, filed as Exhibit 28.1 to the Company's Current Report on Form 8-
      K dated July 20, 1994 and incorporated herein by reference.

2.3 Second Amended Plan of Reorganization filed with the Bankruptcy Court on April 29, 1994, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 31, 1994 10-Q") and incorporated herein by reference.

2.4 Order Pursuant to Section 1129 of the Bankruptcy Code confirming the Debtor's Second Amended Chapter 11 Plan of Reorganization dated July 20, 1994, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 10-Q") and incorporated herein by reference.

3.1 The Company's Restated Certificate of Incorporation, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 30, 1994 (the "December 30, 1994
      8-K") and incorporated herein by reference.

3.2   The Company's Restated Bylaws.

4.1 Indenture dated as of December 30, 1994 between the Company and Bankers Trust Company with respect to the 10.25% Senior Notes due December 30, 2001, filed as
      Exhibit 4.2 to the December 30, 1994 8-K and incorporated herein by reference.

4.2 Warrant Agreement dated as of December 30, 1994 between the Company and Shawmut Bank Connecticut, National
      Association, filed as Exhibit 4.3 to the December 30,
      1994 8-K and incorporated herein by reference.

4.3 Warrant Agreement dated as of December 30, 1994 between the Company and Reliance Insurance Company, filed as
      Exhibit 4.4 to the December 30, 1994 8-K and incorporated herein by reference.

4.4 Registration Rights Agreement dated as of December 30, 1994 between the Company, Apollo Advisors, L.P. and Reliance Insurance Company, filed as Exhibit 4.5 to the December 30, 1994 8-K and incorporated herein by refer ence.

10.1  The Company's 1994 Stock Plan.

10.2 Lease Termination Agreement dated as of October 1, 1993 between The Mutual Life Insurance Company of New York and the Company, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K") and incorporated herein by reference.

10.3 Lease dated as of April 1, 1993 between E & W Development and the Company, filed as Exhibit 10.4 to the 1993 10-K and incorporated herein by reference.

10.4  The Company's Retirement and Savings Plan (the
      "Retirement Plan"), dated as of January 1, 1987, filed as
      Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.*

10.5  Instrument of Amendment dated August 30, 1989 and
      Amendment No. 2 dated March 11, 1991 to the Retirement
      Plan, filed as Exhibit 10.6 to the Company's Annual
      Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.*

10.6  Instrument of Amendment dated December 21, 1994 to the
      Retirement Plan.*

10.7 Description of Severance Arrangement with certain officers of the Company, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1991 and incorporated herein by reference.*

10.8 Employment Agreements between the Company and each of Joaquin F. Blaya, Jose C. Cancela, Filiberto Fernandez and Jose Del Cueto, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.*

10.9  Employment Agreement between the Company and Gustavo Pupo-
      Mayo dated as of September 16, 1994.*

10.10 Continuation Agreement between the Company and Bernard S.
      Carrey dated October 15, 1993 filed as Exhibit 10.18 to the 1993 10-K and incorporated herein by reference.*

10.11 Continuation Agreement between the Company and Kevin M.
      Sheehan dated October 15, 1993 filed as Exhibit 10.19 to the 1993 10-K and incorporated herein by reference.*

10.12 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Joaquin F. Blaya dated as of May 26, 1992, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q") and incorporated herein by reference.*

10.13 Employment Agreement between the Company and Joaquin F.
      Blaya dated as of May 15, 1994, filed as Exhibit 10.2 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.14 Employment Agreement dated as of May 15, 1994 between the Company and Peter J. Housman II, filed as Exhibit
      10.3 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.15 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Jose C. Cancela dated as of May 27, 1992, filed as Exhibit 10.4 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.16 Employment Agreement dated as of May 15, 1994 between the Company and Jose C. Cancela, filed as Exhibit 10.5 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.17 Settlement Agreement dated May 16, 1994 between John Blair Communications, Inc., John Blair & Company, Inc., Blair Entertainment Corporation, JHR Acquisition Corp., Telemundo Group, Inc., Reliance Capital Group, L.P., Reliance Associates, L.P., Reliance Capital Group, Inc., Reliance Group Holdings, Inc., Deloitte & Touche, Henry
      R. Silverman, Donald G. Raider, Peter J. Housman II, and the Official Committee of Unsecured Creditors in Telemundo Group, Inc.'s Chapter 11 case, filed as
      Exhibit 10.6 to the June 30, 1994 10-Q and incorporated herein by reference.

10.18 Agreement dated April 25, 1994 between Olympia & York
      Companies (USA) and the Company, filed as Exhibit 10.7 to the June 30, 1994 10-Q and incorporated herein by reference.

10.19 Limited Partnership Agreement dated July 20, 1994 between Telemundo News Network, Inc., Telenoticias del Mundo, Inc., Reuter Latam News, Inc., Antena 3 International, Inc. and Artear Argentina Corporation, filed as Exhibit 10.8 to the June 30, 1994 10-Q and incorporated herein by reference.

10.20 Loan and Security Agreement dated as of December 31,
      1994 between the Company and Foothill Capital
      Corporation, filed as Exhibit 10.1 to the December 30,
      1994 8-K and incorporated herein by reference.

10.21 Stock Option Agreements dated as of December 31, 1994 between the Company and each of Joaquin F. Blaya, Jose
      C. Cancela and Peter J. Housman II.*

13.1  Portions of Telemundo Group, Inc. 1994 Annual Report to
      Stockholders.

21.1  List of Subsidiaries of the Company.

24.1  Power of Attorney (included on signature page of this
      Annual Report on Form 10-K).
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

(b)  Reports on Form 8-K.

     During the three months ended December 31, 1994, the Company filed a Report on Form 8-K dated December 20, 1994, in which the Company reported an Item 5 event, which was the setting of a record date for distributions under the Company's Plan. No financial statements were required to be filed with the report.



                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 29th day of March, 1995.

                                   TELEMUNDO GROUP, INC.
                                     (Registrant)


                                   By   /s/ Roland A. Hernandez
                                      -------------------------
                                       Roland A. Hernandez
                                       President and Chief
                                         Executive Officer


     The undersigned directors and officers of Telemundo Group, Inc. hereby constitute and appoint Peter J. Housman II and Jose
M. Sariego, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 29, 1995.


Signature                           Title
---------                           -----


/s/ Leon D. Black                   Chairman of the Board and
-----------------                   Director
Leon D. Black



/s/ Roland A. Hernandez             President, Principal
-----------------------             Executive Officer
Roland A. Hernandez                 and Director



/s/ Peter J. Housman II             Principal Financial Officer
-----------------------
Peter J. Housman II



/s/ Steven E. Dawson                Principal Accounting
--------------------                Officer
Steven E. Dawson



/s/ Guillermo Bron                  Director
------------------
Guillermo Bron



/s/ Arthur M. Goldberg              Director
----------------------
Arthur M. Goldberg



/s/ John J. Hannan                  Director
------------------
John J. Hannan



/s/ Alan Kolod                      Director
--------------
Alan Kolod



/s/ Barry W. Ridings                Director
--------------------
Barry W. Ridings



/s/ Bruce H. Spector                Director
--------------------
Bruce H. Spector



/s/ David E. Yurkerwich             Director
-----------------------
David E. Yurkerwich




                                TELEMUNDO GROUP,INC. AND SUBSIDIARIES
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                      (In thousands of dollars)


-------------------------------------------------------------------------------------------------------------
                               Column B                  Column C                   Column D         Column E
-------------------------------------------------------------------------------------------------------------

                                                         Additions
                                                 ---------------------------
                                 Balance at      Charged to        Charged to        Deducted        Balance
                                 beginning    profit and loss    other accounts   from reserves      at end
         Description             of period       or income        --describe      --describe(a)     of period
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994:
 Allowance for doubtful accounts    $2,501        $2,392            $ --              $2,048          $2,845
                                    ======        ======            ====              ======          ======
Year Ended December 31, 1993:
 Allowance for doubtful accounts    $2,007        $2,052            $ --              $1,558          $2,501
                                    ======        ======            ====              ======          ======
Year Ended December 31, 1992:
 Allowance for doubtful accounts    $2,046        $1,641            $ --              $1,680          $2,007
                                    ======        ======            ====              ======          ======

Year Ended December 31, 1994:
 Reserve for TV Program
  Exhibition Rights                 $2,137        $3,705            $ --              $4,593          $1,249
                                    ======        ======            ====              ======          ======
Year Ended December 31, 1993:
 Reserve for TV Program
  Exhibition Rights                 $2,172        $1,666            $ --              $1,701          $2,137
                                    ======        ======            ====              ======          ======
Year Ended December 31, 1992:
 Reserve for TV Program
  Exhibition Rights                 $3,107        $1,017            $ --              $1,952          $2,172
                                    ======        ======            ====              ======          ======

----------------------------
(a) Amounts written off, net
    of recoveries


                                       S-1



                           EXHIBIT INDEX

Exhibit
Number
------

2.1 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on November 19, 1993, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 1993 and incorporated herein by reference.

2.2   Second Amended Disclosure Statement pursuant to Section
      1125 of the Bankruptcy Code dated April 29, 1994, filed as Exhibit 28.1 to the Company's Current Report on Form 8-
      K dated July 20, 1994 and incorporated herein by reference.

2.3 Second Amended Plan of Reorganization filed with the Bankruptcy Court on April 29, 1994, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "March 31, 1994 10-Q") and incorporated herein by reference.

2.4 Order Pursuant to Section 1129 of the Bankruptcy Code confirming the Debtor's Second Amended Chapter 11 Plan of Reorganization dated July 20, 1994, filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the "September 30, 1994 10-Q") and incorporated herein by reference.

3.1 The Company's Restated Certificate of Incorporation, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 30, 1994 (the "December 30, 1994
      8-K") and incorporated herein by reference.

3.2   The Company's Restated Bylaws.

4.1 Indenture dated as of December 30, 1994 between the Company and Bankers Trust Company with respect to the 10.25% Senior Notes due December 30, 2001, filed as
      Exhibit 4.2 to the December 30, 1994 8-K and incorporated herein by reference.

4.2 Warrant Agreement dated as of December 30, 1994 between the Company and Shawmut Bank Connecticut, National
      Association, filed as Exhibit 4.3 to the December 30,
      1994 8-K and incorporated herein by reference.

4.3 Warrant Agreement dated as of December 30, 1994 between the Company and Reliance Insurance Company, filed as
      Exhibit 4.4 to the December 30, 1994 8-K and incorporated herein by reference.

4.4 Registration Rights Agreement dated as of December 30, 1994 between the Company, Apollo Advisors, L.P. and Reliance Insurance Company, filed as Exhibit 4.5 to the December 30, 1994 8-K and incorporated herein by refer ence.

10.1  The Company's 1994 Stock Plan.

10.2 Lease Termination Agreement dated as of October 1, 1993 between The Mutual Life Insurance Company of New York and the Company, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K") and incorporated herein by reference.

10.3 Lease dated as of April 1, 1993 between E & W Development and the Company, filed as Exhibit 10.4 to the 1993 10-K and incorporated herein by reference.

10.4  The Company's Retirement and Savings Plan (the
      "Retirement Plan"), dated as of January 1, 1987, filed as
      Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.*

10.5  Instrument of Amendment dated August 30, 1989 and
      Amendment No. 2 dated March 11, 1991 to the Retirement
      Plan, filed as Exhibit 10.6 to the Company's Annual
      Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.*

10.6  Instrument of Amendment dated December 21, 1994 to the
      Retirement Plan.*

10.7 Description of Severance Arrangement with certain officers of the Company, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1991 and incorporated herein by reference.*

10.8 Employment Agreements between the Company and each of Joaquin F. Blaya, Jose C. Cancela, Filiberto Fernandez and Jose Del Cueto, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.*

10.9  Employment Agreement between the Company and Gustavo Pupo-
      Mayo dated as of September 16, 1994.*

10.10 Continuation Agreement between the Company and Bernard S.
      Carrey dated October 15, 1993 filed as Exhibit 10.18 to the 1993 10-K and incorporated herein by reference.*

10.11 Continuation Agreement between the Company and Kevin M.
      Sheehan dated October 15, 1993 filed as Exhibit 10.19 to the 1993 10-K and incorporated herein by reference.*

10.12 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Joaquin F. Blaya dated as of May 26, 1992, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q") and incorporated herein by reference.*

10.13 Employment Agreement between the Company and Joaquin F.
      Blaya dated as of May 15, 1994, filed as Exhibit 10.2 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.14 Employment Agreement dated as of May 15, 1994 between the Company and Peter J. Housman II, filed as Exhibit
      10.3 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.15 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Jose C. Cancela dated as of May 27, 1992, filed as Exhibit 10.4 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.16 Employment Agreement dated as of May 15, 1994 between the Company and Jose C. Cancela, filed as Exhibit 10.5 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.17 Settlement Agreement dated May 16, 1994 between John Blair Communications, Inc., John Blair & Company, Inc., Blair Entertainment Corporation, JHR Acquisition Corp., Telemundo Group, Inc., Reliance Capital Group, L.P., Reliance Associates, L.P., Reliance Capital Group, Inc., Reliance Group Holdings, Inc., Deloitte & Touche, Henry
      R. Silverman, Donald G. Raider, Peter J. Housman II, and the Official Committee of Unsecured Creditors in Telemundo Group, Inc.'s Chapter 11 case, filed as
      Exhibit 10.6 to the June 30, 1994 10-Q and incorporated herein by reference.

10.18 Agreement dated April 25, 1994 between Olympia & York
      Companies (USA) and the Company, filed as Exhibit 10.7 to the June 30, 1994 10-Q and incorporated herein by reference.

10.19 Limited Partnership Agreement dated July 20, 1994 between Telemundo News Network, Inc., Telenoticias del Mundo, Inc., Reuter Latam News, Inc., Antena 3 International, Inc. and Artear Argentina Corporation, filed as Exhibit 10.8 to the June 30, 1994 10-Q and incorporated herein by reference.

10.20 Loan and Security Agreement dated as of December 31,
      1994 between the Company and Foothill Capital
      Corporation, filed as Exhibit 10.1 to the December 30,
      1994 8-K and incorporated herein by reference.

10.21 Stock Option Agreements dated as of December 31, 1994 between the Company and each of Joaquin F. Blaya, Jose
      C. Cancela and Peter J. Housman II.*

13.1  Portions of Telemundo Group, Inc. 1994 Annual Report to
      Stockholders.

21.1  List of Subsidiaries of the Company.

24.1  Power of Attorney (included on signature page of this
      Annual Report on Form 10-K).
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.