Form 10-Q
period 1995-03-31
TELEMUNDO GROUP INC
filed 1995-05-11
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1995

Commission File Number 0-16099

Telemundo Group, Inc.
(Exact name of registrant as specified in its charter)


                Delaware	           		      13-3348686
	(State or other jurisdiction of          (I.R.S. Employer
	 incorporation or organization)       	 Identification No.)


	      2290 West 8th Avenue
	        Hialeah, Florida    	                  33010
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (305) 884-8200

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No __

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No __

 As of May 10, 1995, 10,000,000 shares of Common Stock of Telemundo Group, Inc. were outstanding.



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

INDEX






                                                         												Page
PART I.  FINANCIAL INFORMATION:							                                No.


  Item 1.  Financial Statements

    Consolidated Statements of Operations for
           the Three Months Ended March 31, 1995 and 1994 (Unaudited)	   2

    Consolidated Balance Sheets at March 31, 1995
           (Unaudited) and December 31, 1994	                            3

    Consolidated Statement of Changes in Common
           Stockholders' Equity for the Three Months Ended
           March 31, 1995 (Unaudited)                                	   4

    Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 1995 and 1994 (Unaudited)	   5

    Notes to Consolidated Financial Statements
          (Unaudited)	                                                   6

  Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition         	   8


PART II.  OTHER INFORMATION, AS APPLICABLE	                             11


SIGNATURES	                                                             12




TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                                      Predecessor
Three Months Ended March 31                                   1995           1994
- ---------------------------------------------------------------------------------

Net revenue.........................................  $ 34,895,000    $37,974,000

Costs and expenses:
    Direct operating costs..........................    20,040,000     22,440,000
    Selling, general and administrative expenses
       other than network and corporate.............     8,499,000      8,511,000
    Network and corporate expenses..................     8,724,000      9,447,000
    Depreciation and amortization...................     2,821,000      2,574,000
                                                       -----------      ---------
                                                        40,084,000     42,972,000
                                                       -----------     ----------
Operating loss......................................    (5,189,000)    (4,998,000)

Other income (expense)..............................         3,000        (20,000)
Reorganization items................................             -     (1,304,000)
Interest expense - net of interest income of
   $79,000 in 1995..................................    (3,548,000)      (138,000)
Equity in net loss from TeleNoticias................    (1,545,000)             -
                                                       -----------     ----------
Loss before income taxes............................   (10,279,000)    (6,460,000)
Income tax provision................................      (845,000)      (870,000)
                                                      ------------     ----------
Net loss............................................  $(11,124,000)   $(7,330,000)
                                                      ============    ===========
Net loss per share..................................        $(1.11)            $*
                                                            ======             ==
Average number of shares outstanding................    10,000,000              *
                                                        ==========             ==


* As a result of the effects of the Company's reorganization, net loss per share and average number of shares outstanding are not applicable for the 1994 period.


See notes to consolidated financial statements





TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                 March 31      December 31
Assets                                                               1995             1994
- ------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents...............................    $ 5,390,000       $1,850,000
  Accounts receivable, less allowance for doubtful
    accounts of $2,612,000 and $2,845,000.................     34,056,000       47,673,000
  Television programming..................................     12,486,000       12,410,000
  Prepaid expenses and other..............................      5,241,000        6,296,000
                                                              -----------       ----------
       Total current assets...............................     57,173,000       68,229,000
Property and equipment - net..............................     61,512,000       62,774,000
Television programming....................................      4,302,000        3,172,000
Other assets..............................................        989,000          909,000
Investment in TeleNoticias................................      2,603,000        4,148,000
Broadcast licenses and reorganization value in
  excess of amounts allocable to identifiable assets......     92,144,000       92,792,000
                                                             ------------     ------------
                                                             $218,723,000     $232,024,000
                                                             ============     ============
Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable.........................................  $  6,241,000     $  7,308,000
  Accrued expenses and other...............................    20,696,000       23,304,000
  Television programming obligations.......................     6,968,000        5,292,000
                                                             ------------      -----------
      Total current liabilities............................    33,905,000       35,904,000
Long-term debt.............................................   100,906,000      100,724,000
Capital lease obligations..................................     7,119,000        7,263,000
Television programming obligations.........................       961,000          763,000
Other liabilities..........................................    16,618,000       17,370,000
                                                              -----------       ----------
                                                             159,509,000      162,024,000
Contingencies and commitments

Common stockholders' equity:
   Series A Common Stock, $.01 par value,
     14,388,394 shares authorized, 5,086,696 and
     4,388,394 shares outstanding at March 31, 1995 and
     December 31, 1994......................................       51,000           44,000
   Series B Common Stock, $.01 par value,
     5,611,606 shares authorized, 4,913,304 and
     5,611,606 shares outstanding at March 31, 1995 and
     December 31, 1994......................................       49,000           56,000
   Additional paid-in capital...............................   70,238,000       69,900,000
   Retained earnings (deficit)..............................  (11,124,000)               -
                                                             ------------       ----------
                                                               59,214,000       70,000,000
                                                             ------------        ---------
                                                             $218,723,000     $232,024,000
                                                             ============     ============
See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------


                                        Number of
                                          Shares                Common
                                       Outstanding               Stock
- ----------------------------------------------------------------------------------------------------------------------------
                                   Series A   Series B    Series A   Series B      Additional      Retained          Common
                                     Common     Common      Common     Common         Paid-In      Earnings    Stockholders'
                                      Stock      Stock       Stock      Stock         Capital      (Deficit)         Equity
                                   --------    -------    --------    -------     -----------      ---------    ------------

Balance, December 31, 1994......  4,388,394  5,611,606     $44,000    $56,000     $69,900,000   $         -    $ 70,000,000

Net loss........................          -          -           -          -              -    (11,124,000)    (11,124,000)

Stock option transactions.......          -          -           -          -        338,000              -         338,000

Stock conversions...............    698,302   (698,302)      7,000     (7,000)             -              -               -
                                 ----------   --------     -------     ------     ----------    -----------    ------------

Balance, March 31, 1995.........  5,086,696  4,913,304     $51,000    $49,000    $70,238,000   $(11,124,000)   $ 59,214,000
                                 ==========  =========     =======    =======    ===========   ============    ============


(a) Effect of the cancellation and issuance of options to a former officer.




See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)





                                                                          Predecessor
Three Months Ended March 31                                     1995             1994
- -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss..............................................  $(11,124,000)    $ (7,330,000)
Charges not affecting cash:
  Depreciation and amortization.......................     2,821,000        2,574,000
  Interest accretion on 10.25% Senior Notes...........       371,000                -
  Equity in net loss from TeleNoticias................     1,545,000                -
Changes in assets and liabilities:
  Accounts receivable.................................    13,617,000        8,413,000
  Television programming..............................    (1,206,000)      (1,208,000)
  Television programming obligations..................     1,874,000          (90,000)
  Accounts payable and accrued expenses and other.....    (3,240,000)      (3,214,000)
                                                          ----------       ----------
                                                           4,658,000         (855,000)

CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment....................     (785,000)      (2,088,000)
                                                           ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of obligations under capital leases...........     (133,000)        (244,000)
Payments under revolving credit facility...............     (200,000)               -
                                                           ---------      -----------
                                                            (333,000)        (244,000)

Increase (decrease) in cash and cash equivalents.......    3,540,000       (3,187,000)
Cash and cash equivalents, beginning of period.........    1,850,000       37,675,000
                                                         -----------      -----------

Cash and cash equivalents, end of period...............  $ 5,390,000      $34,488,000
                                                         ===========      ===========

Supplemental cash flow information:
  Interest paid........................................  $    52,000      $         -
                                                         ===========      ===========
Income taxes paid, incuding Puerto Rico withholding
    taxes..............................................  $ 1,553,0000     $ 1,121,000
                                                         ============     ===========

See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
- ---------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. ("Telemundo") and subsidiaries (collectively the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 1995, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1994, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On December 30, 1994 (the "Consummation Date"), Telemundo consummated its financial restructuring pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code (the "Plan"). The period prior to the consummation of the Plan is presented on a historical cost basis without giving effect to the reorganization and is separated by a line. For purposes of these financial statements, the term "Predecessor" refers to the Company prior to emergence from chapter 11 reorganization.

Broadcast Licenses and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value not attributable to specific tangible assets of the Company at the time of the reorganization. This value is attributable primarily to FCC broadcast licenses ($84,098,000). Intangible assets are being amortized on a straight-line basis over periods ranging from 10 to 40 years. On an ongoing basis, the Company will continue to review the carrying value of broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets and if such review indicates that the value may not be fully recoverable, the carrying value will be reduced to estimated fair value.




TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
- ---------------------------------------------------------------------------

Net Loss Per Share

Net loss per share for the three months ended March 31, 1995 is calculated by dividing the net loss by the average number of shares outstanding during the period. Conversion of stock options and warrants is not considered in the computation as all stock options and warrants are antidilutive. As a result of the effects of the reorganization, per share information and average number of shares outstanding for the 1994 period is not applicable and therefore have been omitted from the accompanying financial statements.

Reclassifications

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
- ---------------------------------------------------------------------------

Introduction

Telemundo Group, Inc. ("Telemundo"), together with its subsidiaries (collectively, the "Company"), is a Spanish language television network that, through its owned and operated stations and affiliates, serves 54 markets in the continental United States, including the 31 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households.
The Company also owns and operates a television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates. The Company also holds a 42% interest in TeleNoticias del Mundo, L.P. ("TeleNoticias"), a 24-hour Spanish language news service distributed in Latin America, the United States and Europe.

The television broadcasting business is seasonal and the first half of the calendar year, particularly the first quarter, generally produces a lower level of revenue due to the reduced demand for advertising time. Because costs are more ratably spread throughout the year, the impact of a lower level of revenue on operating income in the first quarter is more pronounced.

Transactions Affecting Comparability of Results of Operations and Financial Condition

On December 30, 1994, Telemundo consummated its financial restructuring pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code. The period prior to the consummation of the plan of reorganization is presented on a historical cost basis without giving effect to the reorganization and is separated by a line. For purposes of these financial statements, the term "Predecessor" refers to the Company prior to emergence from chapter 11 reorganization.

Results of Operations

Net revenue for the three months ended March 31, 1995 as compared to the corresponding period of 1994 was as follows:


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
- ---------------------------------------------------------------------------


                                        Three Months Ended
                                              March 31
                                   --------------------------
                                                  Predecessor
                                                  -----------
                                   --------------------------
                                          1995           1994    Change
                                   --------------------------    ------
Net Commercial Air Time:
  Continental U.S.:
     Network and National Spot.... $14,542,000    $17,693,000     (18)%
     Local........................   8,588,000      9,675,000     (11)%
                                   -----------    -----------
                                    23,130,000     27,368,000     (15)%
  Puerto Rico.....................   6,067,000      6,100,000      (1)%
                                   -----------    -----------
                                    29,197,000     33,478,000     (13)%
Other.............................   5,698,000      4,496,000      27 %
                                   -----------    -----------
                                   $34,895,000    $37,974,000      (8)%
                                   ===========    ===========

The decrease in commercial air time revenue is the result of an overall decline in audience share. A change in audience share typically has a delayed impact on revenue. The decline in audience share therefore will continue to impact the Company's revenue for the second quarter and such revenue is likely to decrease from the prior year. In March 1995, the Company's President and Chief Executive Officer resigned and a new President and Chief Executive officer was elected. In addition, the Company hired a new Executive Vice President for Programming and Production. To attempt to counteract the audience share decline, the Company's new management has implemented several measures, including a re-arranging of the Company's network program schedule, the introduction of new programs, and the formation of a new Los Angeles-based production unit that began producing certain new network programs in late April. The Company expects that these measures will address specifically the interests and culture of the largest cross-section of Hispanics in the United States.

On a local revenue level, the ratings decline most significantly impacted KVEA (Los Angeles).

Other revenue increased primarily due to sales of blocks of broadcast time.

Direct operating costs decreased by $2.4 million, or 11%, for the three months ended March 31, 1995 from the corresponding period of the prior year. The reduction in the cost of programming in certain time periods, including network news, primarily accounted for the decrease. The Company does not anticipate the new programming initiatives discussed above will significantly impact its overall cost of programming.

Network and corporate expenses, which represent costs associated with the network operations center and corporate offices as well as sales,


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

- ---------------------------------------------------------------------------

marketing and other network costs not allocated to specific television stations, decreased by $723,000, or 8%, over the corresponding period of the prior year. The decrease primarily reflects the implementation of certain cost saving measures in response to the decline in revenue, offset in part by the contracted increases in the cost of the Nielsen national Hispanic television ratings service.

Interest expense for the three months ended March 31, 1995 totaled $3.6 million as compared to $138,000 for the corresponding period of the prior year. Interest expense during the three months ended March 31, 1995 primarily represents interest accrued on the 10.25% Senior Notes and is offset by $79,000 of interest income. Interest income for the 1994 period was $213,000 and was offset against reorganization items. Interest was not accrued during the 1994 period as the Company was in reorganization.

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in all periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain state and local taxes. The utilization of net operating loss carryforwards are subject to certain limitations imposed by
Section 382 of the Internal Revenue Code and their use by the Company is significantly limited.

Liquidity and Sources of Capital

The Company's cash flow provided from operating activities was $4.7 million for the three months ended March 31, 1995 as compared to a use of $855,000 for the corresponding period of 1994. The increase was the result of changes in asset and liability accounts, primarily collections of accounts receivable.

The Company had working capital of $23.3 million at March 31, 1995.

The Company anticipates that capital expenditures of approximately $6.5 million will be made during 1995 for the general replacement of equipment at all facilities and modifications at the network operations center. Payments under the Company's capital lease obligations are primarily for its satellite transponder.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at March 31, 1995. No borrowings were outstanding under the credit facility at March 31, 1995.

In July 1994, the Company entered into a partnership agreement with subsidiaries of Reuters Holdings PLC, an international news and information organization, Antena 3 de Television, S.A., a Spanish media company, and Arte Radiotelevisivo Argentino, S.A., an Argentinean media company, to launch a 24-hour international Spanish-language news service. The news service, TeleNoticias, which began transmitting on December 1, 1994, is produced and distributed from the Company's network operations center in Hialeah, Florida. The Company holds a 42% interest in the partnership.
The Company is required to make cash contributions to the partnership of up


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)
- ---------------------------------------------------------------------------

to $6.5 million during the partnership's first fiscal year, which commenced on September 16, 1994, and up to an aggregate of $10.0 million through its sixth fiscal year. The Company made cash contributions totaling $5.5 million to the partnership in 1994, primarily for start up costs. No cash contributions were made during the three months ended March 31, 1995. Commencing December 1994, TeleNoticias assumed production of the Company's network news programs for a six year period at an initial cost of $5 million per year, increasing by $500,000 each year. In addition, the Company provides certain services to the partnership including the use of a news studio in the Company's network operations center. The equity in net loss from TeleNoticias represents 42% of TeleNoticias' net loss for the three months ended March 31, 1995 and includes depreciation and amortization of $168,000.

In March 1995, the Company agreed to a settlement in connection with litigation brought against the Company's retirement and savings plan. The Company has agreed to pay the settlement amount of $2.3 million on June 30, 1995 on behalf of the plan, which was accrued for at December 31, 1994.



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

- ---------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) 	Exhibits
    	--------

	10.1	Employment Agreement dated as of March 9, 1995 between
the Company and Roland A. Hernandez.

	10.2	Nonqualified Stock Option Agreement dated as of March 9,
1995 between the Company and Roland A. Hernandez.

	10.3	Agreement and Release dated as of March 17, 1995 between
the Company and Joaquin F. Blaya.


(b)	Reports on Form 8-K
      -------------------

	During the three months ended March 31, 1995, the Company filed a report on Form 8-K dated January 13, 1995 to report an Item 1 event, which was the change in control of the Company as a result of the consummation the Plan as of December 30, 1994.
No financial statements were required to be filed with the report.








                                 SIGNATURES
                                 ----------







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        		       			         TELEMUNDO GROUP, INC.
		                               (Registrant)







                                  		 /s/  Peter J. Housman II
                                     ------------------------------------
Date:  May 11, 1995		 	              Peter J. Housman II
 				   	                            (Authorized Officer and Chief Financial
                                      Officer)