Form 10-Q
period 1995-06-30
TELEMUNDO GROUP INC
filed 1995-08-15
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                         FORM 10-Q
                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 1995

                                Commission File Number 0-16099

                                    Telemundo Group, Inc.
                    (Exact name of registrant as specified in its charter)


                     Delaware                              13-3348686
            (State or other jurisdiction of
                                                          (I.R.S.Employer
             incorporation or organization)
                                                         Identification No.)


                2290 West 8th Avenue
                  Hialeah, Florida
                                                              33010
           (Address of principal executive offices)         (Zip Code)

           Registrant's telephone number,including area code:(305)884-820

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X   No __

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                     Yes  X   No __

     As of August 10, 1995, 10,000,000 shares of Common Stock of
Telemundo Group, Inc. were outstanding.


                           TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                    INDEX



                                                                 Page
                                                                  No.

PART I.  FINANCIAL INFORMATION:


Item 1.  Financial Statements

Consolidated Statements of Operations for the
   Three and Six Months Ended June 30, 1995 and 1994 (Unaudited).........2

Consolidated Balance Sheets at June 30, 1995
   (Unaudited) and December 31,1994......................................3

Consolidated Statement of Changes in Common Stockholders
   Equity for the Six Months Ended une 30, 1995 (Unaudited)..............4

Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1995 and 1994 (Unaudited)...................5

Notes to Consolidated Financial Statements (Unaudited)...................6

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition ...............8


PART II.  OTHER INFORMATION, AS APPLICABLE...............................12


SIGNATURES...............................................................14

TELEMUNDO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                 June 30                      June 30
                                                      -------------------------      ---------------------------
                                                                    Predecessor                 Predecessor
                                                             1995          1994           1995          1994
------------------------------------------------------------------------------------------------------------
Net revenue.........................................  $43,540,000   $49,094,000   $ 78,435,000   $87,068,000

Costs and expenses:
    Direct operating costs..........................    20,060,000   23,129,000     40,100,000    45,569,000
    Selling, general and administrative expenses
       other than network and corporate.............     8,763,000    8,961,000     17,262,000    17,472,000
    Network and corporate expenses..................     8,441,000    9,093,000     17,165,000    18,540,000
    Depreciation and amortization...................     2,771,000    2,557,000      5,592,000     5,131,000
                                                      ------------   -----------    ------------    ------------
                                                        40,035,000   43,740,000     80,119,000    86,712,000
                                                      ------------   -----------    ------------    ------------
Operating loss......................................     3,505,000    5,354,000     (1,684,000)      356,000

Other income (expense)..............................             -            -          3,000       (20,000)
Reorganization items................................             -   (1,384,000)            -     (2,688,000)
Interest expense - net of interest income of $31,000
   and $110,000 in 1995.............................    (3,561,000)    (187,000)    (7,109,000)     (325,000)
Equity in net loss from TeleNoticias................    (1,543,000)  (3,088,000)             -             -
                                                      ------------   -----------  ------------     ---------
Income (loss) before income taxes...................    (1,599,000)   3,783,000    (11,878,000)   (2,677,000)
Income tax provision................................      (845,000)    (875,000)    (1,690,000)   (1,745,000)
                                                       -----------   -----------  - ----------    ----------
Net income (loss)...................................  $ (2,444,000) $(2,908,000)  $(13,568,000)  $(4,422,000)
                                                      ============  ============  ============   ===========
Net loss per share..................................         $(.24)          $*         $(1.36)           $*
                                                             =====           ==          ======           ==
Average number of shares outstanding................    10,000,000            *     10,000,000             *
                                                        ==========           ==     ==========            ==

* As a result of the effects of the Company's reorganization, net loss per share and average number of shares outstanding are not applicable for the 1994 period.

See notes to consolidated financial statements

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                  June 30     December 31
Assets                                                               1995            1994
------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents...............................    $ 1,088,000      $ 1,850,000
  Accounts receivable, less allowance for doubtful
    accounts of $2,612,000 and $2,845,000.................     40,486,000       47,673,000
  Television programming..................................     13,046,000       12,410,000
  Prepaid expenses and other..............................      4,916,000        6,296,000
                                                              -----------       ----------
       Total current assets...............................     59,536,000       68,229,000
Property and equipment - net..............................     60,427,000       62,774,000
Television programming....................................      3,364,000        3,172,000
Other assets..............................................        847,000          909,000
Investment in TeleNoticias................................      2,060,000        4,148,000
Broadcast licenses and reorganization value in
  excess of amounts allocable to identifiable assets......     91,496,000       92,792,000
                                                               ----------       ----------
                                                             $217,730,000     $232,024,000
                                                             ============     ============
Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable.........................................  $  8,020,000     $  7,308,000
  Accrued expenses and other...............................    15,474,000       23,304,000
  Television programming obligations.......................     6,620,000        5,292,000
                                                             ------------     ------------
      Total current liabilities............................    30,114,000       35,904,000
Long-term debt.............................................   105,750,000      100,724,000
Capital lease obligations..................................     6,972,000        7,263,000
Television programming obligations.........................       657,000          763,000
Other liabilities..........................................    17,467,000       17,370,000
                                                              -----------      -----------
                                                              160,960,000      162,024,000
Contingencies and commitments

Common stockholders' equity:
   Series A common stock, $.01 par value,
     14,388,394 shares authorized,5,523,504 and
     4,388,394 shares outstanding at June 30, 1995 and
     December 31, 1994......................................       55,000           44,000
   Series B common stock, $.01 par value,
     5,611,606 shares authorized,4,476,496 and
     5,611,606 shares outstanding at June 30, 1995 and
     December 31, 1994......................................       45,000           56,000
   Additional paid-in capital...............................   70,238,000       69,900,000
   Retained earnings (deficit)..............................  (13,568,000)               -
                                                             ------------       ----------
                                                               56,770,000       70,000,000
                                                             ------------       ----------
                                                             $217,730,000     $232,024,000
                                                             ============     ============
See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                        Number of
                                          Shares                Common
                                       Outstanding               Stock
--------------------------------------------------------------------------------------------------------------------------
                                   Series A   Series B    Series A   Series B   Additional      Retained          Common
                                     Common     Common      Common     Common      Paid-In      Earnings    Stockholders
                                      Stock      Stock       Stock      Stock      Capital      (Deficit)         Equity
                                   --------    -------    --------    -------   ----------     ---------    ------------

Balance, December 31, 1994......  4,388,394  5,611,606     $44,000    $56,000   $69,900,000   $         -    $ 70,000,000

Net loss........................          -          -           -          -            -    (13,568,000)    (13,568,000)

Stock option transactions.......          -          -           -          -       338,000              -        338,000

Stock conversions...............  1,135,110 (1,135,110)     11,000    (11,000)            -              -               -
                                 ----------   --------     -------     ------    ----------    -----------    ------------

Balance, March 31, 1995.........  5,523,604  4,476,496     $55,000    $45,000   $70,238,000   $(13,568,000)   $ 56,770,000
                                 ==========  =========     =======    =======   ===========   ============    ============



(a) Effect of the cancellation and issuance of options to a former officer.

See notes to consolidated financial statements









TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)






                                                                           Predecessor
Six Months Ended March 31                                      1995               1994
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss..............................................  $(13,568,000)     $ (4,422,000)
Charges not affecting cash:
  Depreciation and amortization.......................     5,592,000          5,131,000
  Interest accretion on 10.25% Senior Notes...........       742,000                  -
  Equity in net loss from TeleNoticias................     3,088,000                  -
Changes in assets and liabilities:
  Accounts receivable.................................     7,187,000           (137,000)
  Television programming..............................      (828,000)        (1,634,000)
  Television programming obligations..................     1,222,000             54,000
  Accounts payable and accrued expenses and other.....      (593,000)         5,447,000
                                                          ----------       ------------
                                                           2,842,000          4,439,000
CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment....................   (1,868,000)        (7,861,000)
Investment in TeleNoticias.............................   (1,000,000)                 -
                                                           ---------          ----------
                                                          (2,868,000)         (7,861,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of obligations under capital leases...........     (268,000)           (294,000)
Advance under revolving credit facility................    4,500,000                   -
Payment under revolving credit facility................     (216,000)                  -
Payments of reorganization items, liabilities subject
  to settlement under chapter 11 proceedings and other
  settlement payments..................................   (4,734,000)          (8,395,000)
                                                           ---------           -----------
                                                            (736,000)          (8,689,000)

Increase (decrease) in cash and cash equivalents.......     (762,000)         (12,111,000)
Cash and cash equivalents, beginning of period.........    1,850,000           37,675,000
                                                           ---------           ----------

Cash and cash equivalents, end of period...............  $ 1,088,000          $25,564,000
                                                         ===========          ===========

Supplemental cash flow information:
  Interest paid........................................  $ 5,991,000          $         -
                                                         ===========          ============
  Income taxes paid including Puerto Rico withholding
    taxes..............................................  $ 1,509,000          $  1,121,000
                                                         ===========          ===========

See notes to consolidated financial statements

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc.
("Telemundo") and subsidiaries (collectively the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Companys financial position at June 30, 1995, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1994, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On December 30, 1994 (the Consummation Date), Telemundo consummated its financial restructuring pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code (the
Plan). The period prior to the consummation of the Plan is presented on a historical cost basis without giving effect to the reorganization and is separated by a line. For purposes of these financial statements, the term Predecessor refers to the Company prior to emergence from chapter 11 reorganization.

Broadcast Licenses and Reorganization Value in Excess of Amounts
Allocable to Identifiable Assets

Broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value not attributable to specific tangible assets of the Company at the time of the reorganization. This value is attributable primarily to FCC broadcast licenses ($84,098,000 before accumulated amortization). Intangible assets are being amortized on a straight-line basis over periods ranging from 10 to 40 years. On an ongoing basis, the Company will continue to review the carrying value of broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets and if such review indicates that the value may not be fully recoverable, the carrying value will be reduced to estimated fair value.


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Continued)
----------------------------------------------------------------------------

Net Loss Per Share

Net loss per share for the three and six months ended June 30, 1995 is calculated by dividing the net loss by the average number of shares outstanding during the period. Conversion of stock options and warrants is not included in the computation as all stock options and warrants are antidilutive. As a result of the effects of the reorganization, per share information and average number of shares outstanding for the 1994 period are not applicable and therefore have been omitted from the accompanying financial statements.

Reclassifications

Certain reclassifications have been made in the prior periods financial statements to conform with the current periods presentation.


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
----------------------------------------------------------------------------

Introduction

Telemundo Group, Inc. (Telemundo), together with its subsidiaries (collectively, the Company), is a Spanish language television network that, through its owned and operated stations and affiliates, serves 55 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates a television station and related production facilities in Puerto Rico. The Company produces Spanish language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates. The Company also holds a 42% interest in TeleNoticias del Mundo, L.P. (TeleNoticias), a 24-hour Spanish language news service distributed in Latin America, the United States and Europe.

The television broadcasting business is seasonal and the first half of the calendar year, particularly the first quarter, generally produces a lower level of revenue due to the reduced demand for advertising time. Because costs are more ratably spread throughout the year, the impact of a lower level of revenue on operating income is more pronounced in the first half.

Transactions Affecting Comparability of Results of Operations and Financial Condition

On December 30, 1994, Telemundo consummated its financial restructuring pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code. The period prior to the consummation of the plan of reorganization is presented on a historical cost basis without giving effect to the reorganization and is separated by a line. For purposes of these financial statements, the term Predecessor refers to the Company prior to emergence from chapter 11 reorganization.


Results of Operations

Net revenue for the three and six month periods ended June 30, 1995 as compared to the corresponding periods of 1994 were as follows:


                                        Three Months Ended                    Six Months Ended
                                              June 30                              June 30
                                   -------------------------            ------------------------
                                                 Predecessor                         Predecessor
                                          1995          1994   Change        1995          1994    Change
                                   -------------------------   ------   ------------------------   ------
Net Commercial Air Time:
   Continental U.S.:
      Network and National Spot... $18,127,000   $22,885,000   (21)%   $32,669,000   $40,578,000    (19)%
      Local.......................   9,810,000    11,791,000   (17)%    18,398,000    21,466,000    (14)%
                                   -----------   -----------            --------      ----------
                                    27,937,000    34,676,000   (19)%    51,067,000    62,044,000    (18)%
     Puerto Rico..................   9,577,000     9,122,000     5 %    15,644,000    15,232,000      3 %
                                   -----------   -----------             ----------   ----------
                                    37,514,000    43,798,000   (14)%    66,711,000    77,276,000    (14)%

Other.............................   6,026,000     5,296,000    14 %    11,724,000     9,792,000     20 %
                                   -----------   -----------            ----------     ---------

                                   $43,540,000   $49,094,000    (11)%  $78,435,000   $87,068,000    (10)%
                                   ===========   ===========           ===========   ===========





TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)
----------------------------------------------------------------------------

The decrease in U.S. commercial air time revenue for the three and six month periods from the comparable periods of the prior year is the result of an overall decline in audience share throughout 1994, which continued through February 1995. A change in audience share typically has a delayed impact on revenue. In March 1995, the Companys President and Chief Executive Officer resigned and a new President and Chief Executive Officer was elected. In addition, the network hired a new Executive Vice President for Programming and Production. To attempt to counteract the audience share decline, the Companys new management has implemented several measures, including re-arranging the Companys network program schedule, introducing new programs, and forming a Los Angeles-based production unit that began producing certain new network programs in late April. The Company expects that these measures will address specifically the interests and culture of the largest cross-section of Hispanics in the United States. The Companys audience share increased from February 1995 to June 1995. However, audience share remains below the levels of the comparable periods of 1994, which will continue to negatively impact revenue comparisons with the prior year.

The decline in local revenue for the three and six month periods is the result of the ratings decline, whiche most significantly impacted KVEA (Los Angeles).

The increase in Puerto Rico commercial air time revenue is the result of obtaining a greater share of advertising expenditures due to an increase in WKAQs audience share.

Other revenue increased for the three and six month periods primarily due to increased sales of blocks of broadcast time, offset in part by a decrease in international program sales.

Direct operating costs decreased by $3.1 million, or 13%, and by $5.5 million, or 12%, for the three and six month periods ended June 30, 1995, respectively, from the corresponding periods of the prior year. A reduction in the cost of programming in certain time periods, including network news, primarily accounted for the decrease. The new programming initiatives discussed above have not significantly impacted overall programming costs.

Network and corporate expenses, which represent costs associated with the network operations center and corporate offices as well as sales, marketing and other network costs not allocated to specific television stations, decreased by $652,000, or 7%, and by $1.4 million, or 7%, respectively, from the corresponding three and six month periods of the prior year. The decrease primarily reflects the implementation of certain cost saving measures in response to the decline in revenue, offset in part by contracted increases in the cost of the Nielsen national Hispanic television ratings service.


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)
---------------------------------------------------------------------------

Interest expense for the three and six month periods ended June 30, 1995 totaled $3.6 million and $7.1 million, respectively, as compared to $187,000 and $325,000, respectively, for the corresponding periods of the prior year. Interest expense during the three and six month periods ended June 30, 1995 primarily represents interest accrued on the 10.25% Senior Notes and is offset by $31,000 and $110,000 of interest income. Interest was not accrued on the Companys public indebtedness during the 1994 periods because the Company was in reorganization proceedings. Interest income for the three and six month periods ended June 30, 1994 was $294,000 and $507,000, respectively, and was offset against reorganization items.

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in all periods relates to WKAQ, which is taxed separately under Puerto Rico income tax law, withholding taxes related to intercompany interest, and certain state and local taxes. The Companys use of net operating loss carry forwards is significantly limited due to certain limitations imposed by
Section 382 of the Internal Revenue Code.

Liquidity and Sources of Capital

The Companys cash flows provided by operating activities was $2.8 million for the six months ended June 30, 1995 as compared to $4.4 million for the corresponding period of 1994. The decrease was the result of the net loss, which includes interest paid during the six months ended June 30, 1995 on the 10.25%
Senior Notes of $6.0 million, offset in part by changes in asset and liability accounts, primarily collections of accounts receivable.


The Company had working capital of $29.4 million at June 30, 1995.

The Company anticipates that capital expenditures of approximately $4.5 million will be made during the second half of 1995 for the general replacement of equipment and modifications of facilities. Payments under the Companys capital lease obligations are primarily for its satellite transponder.

The Companys principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at June
30, 1995. At June 30, 1995, $4.5 million was outstanding under the credit facility.

In July 1994, the Company entered into a partnership agreement with subsidiaries of Reuters Holdings PLC, an international news and information organization, Antena 3 de Television, S.A., a Spanish media company, and
TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)
----------------------------------------------------------------------------

Arte Radiotelevisivo Argentino, S.A., an Argentinean media company, to launch a 24-hour international Spanish language news service. The news service, TeleNoticias, which began transmitting on December 1, 1994, is produced and distributed from the Companys network operations centerstudio facilities in Hialeah, Florida. The Company holds a 42% interest in the partnership. The Company is required to make cash contributions to the partnership of up to $6.5 million during the partnerships first fiscal year, which commenced on September
16, 1994, and up to an aggregate of $10.0 million (less any amounts contributed during through its sixth the firstfiscal year) during its second through sixth year. The Company made cash contributions totaling $5.5 million to the partnership in 1994, primarily for start up costs. Cash contributions totaling $1.0 million were made during the six months ended June 30, 1995 and the Company expects to make additional cash contributions of approximately $1.5 million during the second half of 1995. Commencing December 1994, TeleNoticias assumed production of the Companys network news programs for a six year period at an initial cost of $5.0 million per year, increasing by $500,000 each year. In addition, the Company provides certain services to the partnership including the use of a news studio in the Companys network operations centerstudio facilities.
The equity in net loss from TeleNoticias represents 42% of TeleNoticias net loss for the three and six months ended
June 30, 1995 and includes depreciation and amortization of $168,000 and $336,000, respectively.

In March, 1995, the Companys retirement and savings plan settled litigation brought against the Companys retirement and savings plan. The Company paid the settlement amount of $2.3 million on June 29, 1995 on behalf of the plan, which amount was accrued for at December 31, 1994.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
----------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         On June 27, 1995, the registrant held its 1995 Annual Meeting of stockholders. At the meeting, the stockholders elected a board of nine members. In addition to the election of directors, the stockholders approved the following at the Annual Meeting: (a) the adoption of the registrants 1994 Stock Plan, and (b) the compensation payable to certain officers of the registrant.

         The votes cast at the meeting were as follows:

         Directors Nominees

         Series A Directors
                                       For                 Withheld
         Arthur Goldberg               4,149,872                200
         Alan Kolod                    3,030,700          1,119,372
         Barry W. Ridings              4,146,033              4,039
         David E. Yurkerwich           4,146,033              4,039

         Series B Directors
                                       For                 Withheld
         Leon D. Black                 3,380,989                  0
         Guillermo Bron                3,380,989                  0
         Roland A. Hernandez           3,380,389                  0
         Bruce H. Spector              3,380,389                  0
         Edward M. Yorke               3,380,389                  0

         Approval of 1994 Stock Plan

        For:         5,489,644
        Against:       477,220
        Abstained:       9,684

        Approval of Compensation Payable to Certain Executives

        For:         5,638,679
        Against:       325,210
        Abstained:      12,759

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


     (a)  Exhibits
           --------
                10.1 Nonqualified Stock Option Agreement dated as of June 30, 1995 between the Company and Jose C.
          Cancela.

                 10.2   Nonqualified Stock Option Agreement
          dated as of June 30, 1995 between the Company and Peter J. Housman II.


     (b)  Reports on Form 8-K
           -------------------
          No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                              SIGNATURES
                              ----------







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TELEMUNDO GROUP, INC.
                                            (Registrant)







                            /s/  Peter J. Housman II
                            -------------------------------------------
Date: August 14, 1995            Peter J. Housman II
                            (Authorized Officer and Chief Financial Officer)