Form 10-Q
period 1995-09-30
TELEMUNDO GROUP INC
filed 1995-11-14
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

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

        Registrants telephone number, including area code: (305) 884-8200


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes x   No

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
 plan confirmed by a court.   Yes x  No

	As of November 10, 1995, 10,000,200 shares of Common Stock of Telemundo Group,
 Inc. were outstanding.

                    TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                    INDEX


                                                               												Page
												                                                                 No.

PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 1995 and 1994 (Unaudited).............        2

Consolidate Balance Sheets at September 30, 1995
   (Unaudited) and December 31, 1994................................        3

Consolidated Statement of Changes in Common Stockholders'
   Equity for the Nine Months Ended September 30, 1995
   (Unaudited).......................................................       4

Consolidated Statements of Cash Flows for the Nine Months
   ended September 30, 1995 and 1994 (Unaudited).....................       5

Notes to Consolidated Financial Statements (Unaudited)...............       6

Item 2. Managements Discussion and Analysis of Results
           of Operations and Financial Condition.....................       8

PART II. OTHER INFORMATION, AS APPLICABLE............................      12

SIGNATURES...........................................................      13



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                        -------------------------      -----------------------
                                                     Predecessor                  Predecessor
                                                1995         1994          1995            1994
 -------------------------------------------------------------------------------------------------

Net Revenue............................		$41,413,000  $44,739,000   $119,848,000   $131,807,000

Costs and Expenses:
  Direct operating costs...............		 19,048,000 	 23,165,000	    59,148,000	    68,734,000
  Selling, general and
    administrative expenses other
    than network and corporate.........		  8,655,000	   8,721,000	    25,917,000	    27,107,000
Network expenses.......................		  6,064,000	   6,868,000	    20,994,000	    21,822,000
Corporate expenses.....................		  1,110,000	   1,213,000	     3,345,000	     3,885,000
Depreciation and amortization..........		  3,061,000	   2,768,000	     8,653,000	     7,899,000
                                           ----------  -----------	------------	 ------------

Operating income (loss)................		  3,475,000	   2,004,000      1,791,000	     2,360,000
Other expense..........................		    (22,000)           -	       (19,000)	      (20,000)
Reorganization items...................		          - 	 (1,562,000)	            -	    (4,250,000)
Interest expense-net of interest
  income of $54,000 and $164,000
  in 1995..............................		 (3,647,000)    (163,000)	   (10,756,000)	    (487,000)
Net loss from investment in
  TeleNoticias.........................		 (1,502,000)           -      (4,590,000)	           -
                                         -----------   ---------	    -----------     ----------

Income (loss) before income
  taxes................................	  (1,696,000)	    279,000     (13,574,000)   	(2,397,000)
Income tax provision...................		   (844,000)    (830,000)    	(2,534,000)   	(2,575,000)
                                          -----------	 ---------     -----------     ----------
Net income (loss)......................		$(2,540,000)  $ (551,000)   $(16,108,000)   $(4,972,000)
                                         ===========   ==========    ============    ===========

Net loss per share....................		       $(.25)         $*           $(1.61)	       $*
                                               =====           ==	         ======	        ==

Average number of shares
  outstanding.........................   	10,000,000	          *      10,000,000	          *


* As a result of the effects of the Company's reorganization, net loss per share and average number of shares outstanding are not applicable for the 1994 periods.

See notes to consolidated financial statements.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                               September 30         December 31
Assets                                                                 1995                1994
------------------------------------------------------------------------------------------------
                                                                (Unaudited)

Current assets:
  Cash and cash equivalents................................... $  9,030,000        $ 1,850,000
  Accounts receivable, less allowance for doubtful accounts
    of $2,713,000 and $2,743,000..............................   37,938,000          47,673,000
  Television programming......................................   14,210,000          12,410,000
  Prepaid expenses and other..................................    5,095,000           6,296,000
                                                                -----------        ------------
       Total current assets...................................   66,273,000          68,229,000
Property and equipment-net....................................   60,086,000          62,774,000
Television programming........................................    2,091,000            3,172,000
Other assets..................................................      924,000              909,000
Investment in TeleNoticias....................................      377,000            4,148,000
Broadcast licenses and reorganization value in excess of
  amounts allocable to identifiable assets-net................   90,848,000           92,792,000
                                                                -----------         ------------
                                                               $220,599,000         $232,024,000
                                                               ============         ============

Liabilities and Stockholders Equity
--------------------------------------------------------------------------------------------------

Current Liabilities:
  Accounts payable........................................... $  7,903,000          $  7,308,000
  Accrued expenses and other.................................   20,535,000            23,304,000
  Television programming obligations.........................    5,991,000             5,292,000
                                                              ------------          ------------
       Total current liabilities.............................   34,429,000            35,904,000
Long-term debt...............................................  106,339,000           100,724,000
Capital lease obligations....................................    6,807,000             7,263,000
Television programming obligations...........................      816,000               763,000
Other liabilities............................................   17,977,000            17,370,000
                                                              ------------           -----------
                                                               166,368,000           162,024,000
                                                              ------------           -----------
Contingencies and commitments

Common stockholders equity:
  Series A Common Stock, $.01 par value, 14,388,394 shares
    authorized, 5,823,407 and 4,388,394 shares outstanding
    at September 30, 1995 and December 31, 1994..............       58,000                44,000
  Series B Common Stock, $.01 par value, 5,611,606 shares
    authorized, 4,176,693 and 5,611,606 shares outstanding
    at September 30, 1995 and December 31, 1994..............       42,000                56,000
  Additional paid-in capital.................................   70,239,000            69,900,000
  Retained earnings (deficit)................................  (16,108,000)                    -
                                                              ------------           -----------
                                                                54,231,000            70,000,000
                                                              ------------           -----------
                                                              $220,599,000          $232,024,000
                                                              ============          ============

See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS EQUITY (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                           Number of
                                            Shares                Common
                                          Outstanding              Stock
                                     ---------------------    --------------------
                                     Series A     Series B     Series A    Series B     Additional        Retained         Common
                                       Common       Common       Common      Common        Paid-in        Earnings   Stockholders
                                        Stock        Stock        Stock       Stock        Capital        (Deficit)        Equity
                                     --------    ---------     --------    --------    -----------   -------------    -----------

Balance, December 31, 1994.......   4,388,394    5,611,606      $44,000     $56,000    $69,900,000   $          -    $ 70,000,000

Net loss.........................           -            -            -           -              -    (16,108,000)   (16,108,000)

Stock option transactions (a)....           -            -            -           -        338,000              -        338,000

Warrant Conversions..............         100            -            -           -          1,000              -          1,000

Stock conversions................  1,434,913   (1,434,913)     14,000     (14,000)             -              -              -
                                   ---------   ----------    --------     -------     -----------    -----------    ----------
Balance, September 30, 1995......   5,823,407    4,176,693      $58,000     $42,000    $70,239,000   $(16,108,000)   $ 54,231,000


(a) Effect of the cancellation and issuance of options to a former officer.

See notes to consolidated financial statements

TELEMUNDO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       Predecessor
Nine Months Ended September 30                                      1995             1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.................................................. $ (16,108,000)    $ (4,972,000)
Charges not affecting cash:
  Depreciation and amortization............................    8,653,000        7,899,000
  Interest accretion on 10.25% Senior Notes................    1,113,000                -
  Net loss from investment in TeleNoticias.................    4,590,000                -
Changes in assets and liabilities:
  Accounts receivable......................................    9,735,000        1,933,000
  Television programming...................................     (719,000)      (4,146,000)
  Television programming obligations.......................      752,000          125,000
  Account payable and accrued expenses and other...........    5,463,000        6,262,000
                                                            ------------     ------------
                                                              13,479,000        7,101,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment.........................  (4,274,000)     (13,526,000)
Reimbursement by TeleNoticias partnership of equipment
   purchases................................................           -        3,838,000
Capital contribution to TeleNoticias partnership............    (775,000)      (1,912,000)
                                                               ---------       ----------
                                                              (5,049,000)     (11,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of obligations under capital leases................    (413,000)        (420,000)
Advance under revolving credit facility.....................   4,718,000                -
Payment under revolving credit facility.....................    (216,000)               -
Payments of reorganization items, liabilities subject
  to settlement under chapter 11 proceedings and other
  settlement payments.......................................  (5,339,000)     (10,785,000)
                                                              ----------      -----------

                                                              (1,250,000)     (11,205,000)
Increase (decrease) in cash and cash equivalents............   7,180,000      (15,704,000)
Cash and cash equivalents, beginning of period..............   1,850,000       37,675,000
                                                             -----------      -----------

Cash and cash equivalents, end of period.................... $ 9,030,000      $21,971,000
                                                             ===========      ===========

Supplemental cash flow information:
  Interest paid............................................. $ 5,991,000      $         -
                                                             ===========      ===========

  Income taxes, paid, including Puerto Rico withholding
    taxes................................................... $ 1,707,000      $ 1,121,000
                                                             ===========      ===========

See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
-----------------------------------------------------------------------------
1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. (Telemundo) and subsidiaries (collectively the Company) include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Companys financial position at September 30, 1995, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1994, and additional financial information, see the Companys Annual Report on Form 10-K for the year ended December 31, 1994.

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

Broadcast Licenses and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value not attributable to specific tangible assets of the Company at the time of the reorganization. This value is attributable primarily to FCC broadcast licenses ($82,520,000 net of accumulated amortization). Intangible assets are being amortized on a straight-line basis over periods ranging from 10 to 40 years. On an ongoing basis, the Company will continue to review the carrying value of broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets and if such review indicates that the value may not be fully recoverable, the carrying value will be reduced to estimated fair value.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
-------------------------------------------------------------------------------

Net Loss Per Share

Net loss per share for the three and nine months ended September 30, 1995 is calculated by dividing the net loss by the average number of shares outstanding during the period. Conversion of stock options and warrants is not included in the computation as all stock options and warrants are antidilutive. As a result of the effects of the reorganization, per share information and average number of shares outstanding for the 1994 period are not applicable and therefore have been omitted from the accompanying financial statements.

Reclassifications

Certain reclassifications have been made in the prior periods financial statements to conform with the current periods presentation.

3. SUBSEQUENT EVENTS

On November 8, 1995, a wholly-owned subsidiary of Telemundo entered into a definitive agreement to acquire, directly and indirectly, an aggregate 74.5% interest in a joint venture (Video 44) which owns WSNS-TV, Channel 44, in Chicago. The purchase price for such acquisition is approximately $44.7 million (subject to adjustment based upon, among other things, the net working capital of Video 44, on the date of closing). The transaction is contingent upon, among other things, approval of the Federal Communications Commission, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and closing of financing necessary to consummate the transaction. The Company is considering various financing alternatives, which may include adjustments to the Companys capitalization.

The Company holds a 42% interest in TeleNoticias del Mundo, L.P. (TeleNoticias) a 24-hour Spanish language news service distributed in Latin America, the United States and Europe. On October 16, 1995, a wholly-owned subsidiary of Telemundo Company filed an action in New York State court, naming the general and other limited partners of TeleNoticias as defendants, to address certain governance issues affecting TeleNoticias. In its complaint, the Company asserted, among other things, a cause of action for breach of a stockholders agreement and for a declaration that the Company has the right to nominate and remove the president of TeleNoticias . Certain of the defendants have asserted counter-claims against the Company for injunctive and declaratory relief as well as for damages in unliquidated amounts. The Company believes that the outcome of this litigation will not result in a material adverse effect on the Company or its access to news programming.


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
----------------------------------------------------------------------------

Introduction

Telemundo Group, Inc. (Telemundo), together with its subsidiaries (collectively, the Company), is a Spanish language television network that, through its owned and operated stations and affiliates, serves 55 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates a television station and related production facilities in Puerto Rico. The Company produces Spanish language programming for use in its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

The television broadcasting business is seasonal and the first half of the calendar year, particularly the first quarter, generally produces a lower level of revenue due to the reduced demand for advertising time. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced.

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

Results of Operations

Net revenue for the three and nine month periods ended September 30, 1995 as compared to the corresponding periods of 1994 were as follows:





                                        Three Months Ended                      Nine Months Ended
                                            September 30                          September 30
                                      -----------------------                -----------------------
                                                 Predecessor                            Predecessor
                                             1995        1994   Change              1995        1994   Change
                                      -----------------------  -------      ------------------------  ------

Net Commercial Air Time:
   Continental U.S.:
      Network and National Spot..... $16,099,000  $18,713,000   (14)%      $ 48,768,000  $ 59,291,000  (18)%
      Local.........................   9,403,000   11,165,000   (16)%        27,801,000    32,631,000  (15)%
                                     -----------  -----------              ------------  ------------

                                      25,502,000   29,878,000   (15)%        76,569,000    91,922,000  (17)%
   Puerto Rico......................   9,364,000    8,954,000     5 %        25,008,000    24,186,000    3 %
                                     -----------   ----------              ------------  ------------
                                      34,866,000   38,832,000   (10)%       101,577,000   116,108,000  (13)%

Other...............................   6,547,000    5,907,000     11 %       18,271,000    15,699,000   16 %
                                     -----------   ----------               -----------   -----------
                                     $41,413,000  $44,739,000     (7)%     $119,848,000  $131,807,000   (9)%
                                     ===========  ===========              ============  ============

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (Continued)
--------------------------------------------------------------------------------

The decrease in U.S. commercial air time revenue for the three and nine month periods from the comparable periods of the prior year is the result of an overall decline in audience share throughout 1994, which continued through February 1995. A change in audience share typically has a delayed impact on revenue. The impact of the decline in audience share was in part offset by the growth in the overall Spanish-language television advertising market. In March 1995, the Companys President and Chief Executive Officer resigned and a new President and Chief Executive Officer was elected. In addition, the network hired a new Executive Vice President for Programming and Production. To counteract the audience share decline, the Companys new management has implemented several measures, including re-arranging the Companys network program schedule,introducing new programs, and forming a Los Angeles-based production unit that began producing certain new network programs in late April. The Company expects that these measures will address specifically the interests and culture of the largest cross-section of Hispanics in the United States.

Reflective of these initiatives, the Companys share of the Spanish-language television audience increased from 20% in February 1995 to 26% in September. The share of the Spanish-language television audience was 27% in September 1994. As a result of the delay noted above, the full impact of the changes in audience share will not be reflected in revenue in 1995.

The decline in local revenue for the three and nine month periods is the result of the ratings decline, which most significantly impacted KVEA (Los Angeles).

The increase in commercial air time revenue in Puerto Rico is the result of WKAQs dominant audience share in a growing market.

Other revenue increased for the three and nine months periods primarily due to increased sales of blocks of broadcast time, offset in part by a decrease in international program sales.

Direct operating costs decreased by $4.1 million, or 18%, and by $9.6 million, or 14%, for the three and nine month periods ended September 30, 1995, respectively, from the corresponding periods of the prior year. A reduction in the cost of programming in certain time periods, including network news, primarily accounted for the decrease.

Network and corporate expenses, which represent costs associated with the network operations center as well as sales, marketing and other network and corporate costs not allocated to specific television stations, decreased by $907,000, or 11%, and by $1.4 million, or 5%, respectively, from the corresponding three and nine month periods of the prior year. The decrease primarily reflects the implementation of certain cost saving measures including staff reductions in response to the decline in revenue, offset in part by contracted increases in the cost of Nielsen national Hispanic television ratings service.

Interest expense-net for the three and nine month periods ended September 30, 1995, totaled $3.6 million and $10.8 million, respectively, as compared to $163,000 and $487,000, respectively, for the corresponding periods of the prior year. Interest expense during the three and nine month periods ended September 30, 1995 primarily represents interest accrued on the Companys
10.25% Senior Notes and is offset by by $54,000 and $164,000 of interest income. Interest was not accrued on the Companys public indebtedness during the 1994 periods because the Company was in reorganization proceedings. Interest income for the three and nine month periods ended September 30, 1994 was $170,000 and $677,000, respectively, and was offset agaisnt reorganization items.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
-------------------------------------------------------------------------------

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

Liquidity and Sources of Capital

The Companys cash flows provided by operating activities was $13.5 million for the nine months ended September 30, 1995 as compared to $7.1 million for the corresponding period of 1994. The increase is due principally to changes in asset and liability accounts, including a greater decrease of accounts receivable and lower net additions for television programming in the current period.

The Company had working capital of $31.8 million at September 30,1995.

The Company anticipates that capital expenditures of approximately $2.0 million will be made during the remainder of 1995 for the general replacement of equipment and modifications of facilities. Payments under the Companys capital lease obligations are primarily for its satellite transponder.

The Companys principal source of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowing of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at September 30, 1995. At September 30, 1995, $4.7 million was outstanding under the credit facility.

The Company holds a 42% interest in TeleNoticias del Mundo, L.P. (TeleNoticias), a 24-hour Spanish language news service distributed in Latin America, the United States and Europe. The Company is required to make cash contributions to the partnership of up to $6.5 million during the partnerships first fiscal year, which commenced on September 16, 1994, and up to an aggregate of $10.0 million through its sixth fiscal year. The Company made cash contributions totaling $6.3 million through September 1995 and the Company expects to make additional cash contributions of approximately $1.7 million during the remainder of 1995. Commencing December 1994, TeleNoticias assumed production of the Companys network news programs for a six year period at an initial cost of $5.0 million per year, increasing by $500,000 each year. On October 16, 1995, a wholly-owned subsidiary of Telemundo filed an action in New York State court, naming the general and other limited partners of TeleNoticias as defendants, to address certain governance issues affecting TeleNoticias. In its complaint, the Company asserted, among other things, a cause of action for breach of a stockholders agreement and for a declaration that the Company has the right to nominate and remove the president of TeleNoticias. Certain of the defendants have asserted counter-claims against the Company for injunctive and declaratory relief as well as for damages in unliquidated amounts. The Company believes that the outcome of this litigation will not result in a material adverse effect on the Company or its access to news programming.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (Continued)
-----------------------------------------------------------------------------

On November 8, 1995, a wholly-owned subsidiary of Telemundo entered into a definitive agreement to acquire, directly and indirectly, an aggregate 74.5% interest in a joint venture (Video 44) which owns WSNS-TV, Channel 44, in Chicago. The purchase price for such acquisition is approximately $44.7 million (subject to adjustment based upon, among other things, the net working capital of Video 44, on the date of closing). The transaction is contingent upon, among other things, approval of the Federal Communications Commission, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and closing of financing necessary to consummate the transaction. The Company is considering various financing alternatives, which may include adjustments to the Companys capitalization.

In March 1995, the Company settled litigation brought against the Companys retirement and savings plan. The Company paid the settlement amount of $2.3 million on June 29, 1995 on behalf of the plan, which amount was accrued for at December 31, 1994.


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART 11. OTHER INFORMATION
--------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-k
        --------------------------------

       (a)  Exhibits
            ---------
            None.

       (b)  Reports on Form 8-K
            --------------------

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.








                                   	SIGNATURES
                                   -----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                TELEMUNDO GROUP, INC.
                                    (Registrant)







Date: November 14, 1995          /s/ Peter J. Housman II
                                ----------------------------------------------
                                    Peter J. Housman II
                               (Authorized Officer and Chief Financial Officer)