Form 10-Q/A
period 1995-09-30
TELEMUNDO GROUP INC
filed 1995-11-27
CIK 806083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995


                         Commission File Number 0-16099


                              TELEMUNDO GROUP, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                13-3348686
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


          2290 WEST 8TH AVENUE
             HIALEAH, FLORIDA                               33010
(Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (305) 884-8200


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x    No
                                       ----     ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  x   No
   ----    ----

     As of November 10, 1995, 10,000,124 shares of Common Stock of Telemundo Group, Inc. were outstanding.

     This statement is amended by including the documents listed below as exhibits:

     (1) The Purchase Agreement, dated November 8, 1995, by and among the Stockholders of Harriscope of Chicago, Inc. (the "Stockholders"), National Subscription Television of Chicago Inc. ("NST"), and Telemundo of Chicago, Inc. ("Telemundo"), whereby Telemundo agrees to purchase and the Stockholders and NST agree to sell NST's 24.5% interest in Video 44 and 100% of the capital stock of Harriscope of Chicago, Inc. ("Harriscope"), giving Telemundo a 74.5% interest in Video 44.

     (2) The form of the Partnership Agreement, dated November 8, 1995, by and among Essaness Theatres Corporation ("Essaness"), Telemundo and Harriscope (the "Partnership Agreement"), which sets forth the terms and conditions of the Video 44 partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.1 Purchase Agreement
          10.2 Form of Partnership Agreement

     (b)  REPORTS ON FORM 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TELEMUNDO GROUP, INC.
                              (Registrant)



                                 /s/    Peter J. Housman II
                                 ----------------------------------------------
Date:  November 27, 1995                Peter J. Housman II
                              (Authorized Officer and Chief Financial Officer)