Form 10-Q/A
period 1995-09-30
TELEMUNDO GROUP INC
filed 1996-01-31
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-Q/A-2
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(305)884-8200


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                          ---
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X  No ___
    ---

     As of January 10, 1996, 10,001,200 shares of Common Stock of
Telemundo Group, Inc. were outstanding.

     This statement is amended by including a notation at the
Exhibit Index Page.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10 1 Purchase Agreement
          10 2 Form of Partnership Agreement<F1>

     (b)  REPORTS ON FORM 8-K









<F1>Certain information has been omitted herein pursuant to a request for confidential treatment pursuant to Rule 24b-2.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TELEMUNDO GROUP, INC.
                              (Registrant)



Date:  January 30, 1996            Peter J. Housman II
                                   ------------------------
                                   Peter J. Housman II
                                   (Authorized Officer and
                                   Chief Financial Officer)