Form 10-K
period 1995-12-31
TELEMUNDO GROUP INC
filed 1996-03-28
CIK 806083

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
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

                      SERIES A COMMON STOCK, $.01 PAR VALUE
                     SERIES A COMMON STOCK PURCHASE WARRANTS


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No
                          ------     ------

     As of March 22, 1996, 10,000,200 shares of the Common Stock of Telemundo Group, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $121,249,224. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not be deemed affiliates for any other purpose.

Documents Incorporated by Reference:

(1) Portions of Telemundo Group, Inc. 1995 Annual Report to Stockholders --- Parts II and IV.

(2) Portions of Telemundo Group, Inc. Proxy Statement for the 1996 Annual Meeting of Stockholders ---- Part III.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I

     Item 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .    1

     Item 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .   12

     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .   13

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .   15


PART II

     Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .   15

     Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .   15

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . .   15

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .   15

     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   15


PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . .   15

     Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .   16

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .   16

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .   16


PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .   16

                                     PART I

ITEM 1.  BUSINESS

     Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 56 markets in the U.S., including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Hispanics currently constitute approximately 10% of the U.S. population, or 27 million people, according to the U.S. Census Bureau, which also projects Hispanics to be the largest minority group in the United States by the year 2010. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. References to the U.S. exclude Puerto Rico unless otherwise noted.

     Telemundo completed the acquisition of a 74.5% interest in its Chicago affiliate, WSNS-TV ("WSNS"), on February 26, 1996 and now owns and operates full power Spanish-language television stations in the seven largest Hispanic Market Areas in the United States. "Market Area" or "DMA" refers to Designated Market Area, a term developed by A.C. Nielsen Company ("Nielsen") and used by the television industry to describe a geographically distinct television market.

     The Company also distributes its programming through 13 owned and operated low-power television stations, 36 affiliated broadcast stations and 88 satellite direct cable affiliates. The Company's programming is carried on an additional 515 cable systems in markets served by broadcast stations in the Company's network. In addition, the Company has a 42% interest in TeleNoticias del Mundo, L.P. ("TeleNoticias"), a 24-hour per day Spanish-language international news service.


     GENERAL DEVELOPMENT OF BUSINESS

     The Company was organized in May 1986 under the laws of Delaware and is the successor to John Blair & Company, formerly a diversified communications company ("Blair"). The Company began its United States network with three television stations in January 1987, providing approximately 18 hours per week of network programming. The Company now transmits Spanish-language programming 24-hours per day to its network of owned and operated stations and affiliates in the United States. The Company increased its coverage from 65% of all U.S. Hispanic households at the beginning of 1989 to approximately 85% of all U.S. Hispanic households in March 1996. In July 1993 the Company consented to the entry of an order for relief under chapter 11 of the United States Code (the "Bankruptcy Code") and on December 30, 1994 consummated a plan of reorganization under the Bankruptcy Code.


     NARRATIVE DESCRIPTION OF BUSINESS

     The Company's principal source of revenue is the sale of network advertising time on its network and the sale of local and national spot advertising time on the Company's owned and operated television stations. Additionally, the Company sells blocks of air time during non-network programming hours to independent programmers ("block time programmers").

     THE TELEMUNDO NETWORK AND BROADCAST OPERATIONS

     The Company's television network covers 56 markets in the United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Coverage is achieved through seven full-power and 13 low-power owned and operated television stations, 36 affiliated broadcast stations and 88 satellite direct cable systems affiliated with the Company. The signal from the Company's owned and operated stations and broadcast affiliates also is carried on an additional 515 cable systems throughout the United States.


     THE COMPANY'S TELEVISION STATIONS

     Since the acquisition of a majority interest in its full-power Chicago affiliate, the Company owns and operates eight full-power and 13 low-power Spanish-language television stations in the United States and Puerto Rico.

      FULL-POWER STATIONS

      The Company's U.S. owned and operated full-power stations, broadcast network programming and produce and broadcast local news and other limited programming focused on the audience in each of their respective local markets. Each full-power station also sells blocks of broadcast time during non-network programming hours to block time programmers. The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations.


                         APPROXIMATE                                RANKING OF
                          HISPANIC                                MARKET AREA BY      NUMBER OF OTHER        RANKING OF
                         TELEVISION            HISPANICS             NUMBER OF       SPANISH LANGUAGE     MARKET AREA BY
MARKET AREA            HOUSEHOLDS IN        AS A PERCENTAGE           HISPANIC           TELEVISION      NUMBER OF TOTAL
SERVED AND                 MARKET               OF TOTAL             TELEVISION     STATIONS OPERATING      TELEVISION
 STATION                  AREA (1)           POPULATION (2)       HOUSEHOLDS (1)    IN MARKET AREA (3)     HOUSEHOLDS (1)
-----------            -------------        ---------------       --------------    ------------------   ---------------
Los Angeles, Ca           1,306,000                 36%                   1                   2                   2
KVEA, Channel 52
New York, NY                913,000                 16%                   2                   1                   1
WNJU, Channel 47
Miami, FL                   434,000                 37%                   3                   3                  16
WSCV, Channel 51
Houston, TX                 278,000                 24%                   4                   2                  11
KTMD, Channel 48
San Antonio, TX             274,000                 50%                   5                   2                  37
KVDA, Channel 60
San Francisco, CA           272,000                 17%                   6                   2                   5
KSTS, Channel 48
Chicago, IL                 270,000                 13%                   7                   1                   3
WSNS, Channel 44
San Juan, PR              1,064,000                  -                    -                   6                   -
WKAQ, Channel 2
(4)


     (1)  Estimated by Nielsen for January 1, 1996.

     (2) Claritas, Inc., 1995, derived from U.S. Census Bureau data and other government statistics.

     (3) The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF. The Company's principal competitor, Univision, owns a Spanish-language station in each of the U.S. markets that are served by the Company's owned and operated full-power stations. Independent Spanish-language stations also broadcast in the Los Angeles, Miami, Houston, San Antonio and San Francisco broadcast markets. The independent stations in Los Angeles and Houston and one of the independent stations in Miami are full-power stations.

     (4) Source: Mediafax, TELEVISION AUDIENCE MEASUREMENTS PUERTO RICO, December 1995.

     The information below regarding population growth and country of origin is from Claritas, Inc.:

 LOS ANGELES: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. Los Angeles is the largest U.S. Hispanic market, representing approximately 18% of the Hispanic television households in the United States. An estimated 5.5 million Hispanics reside in the Los Angeles DMA, constituting approximately 36% of the Los Angeles DMA population. The Hispanic population in Los Angeles doubled between 1980 and 1995, and immigration trends indicate that the Hispanic population will continue to grow rapidly. As a reflection of the significance of Spanish-language television, a Spanish-language television news program periodically draws a higher overall audience than any other news program in the Los Angeles Market Area. The Hispanic population in Los Angeles is predominantly Mexican in origin. In addition to a Univision station, Los Angeles has a local, independently-owned Spanish-language television station.

 NEW YORK: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 13% of the Hispanic television households in the United States. An estimated 3.0 million Hispanics reside in the New York DMA, constituting approximately 16% of the New York DMA population. The Hispanic population in New York increased by approximately 45% between 1980 and 1995. Although almost half of this market is of Puerto Rican origin, the New York Hispanic community is relatively diverse.

 MIAMI: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami-Ft. Lauderdale market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the Miami DMA, constituting approximately 37% of the Miami DMA population. It has been estimated that more than half of the population of Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 1995. Approximately 54% of Hispanics in Miami are of Cuban origin.

 HOUSTON: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston-Galveston market. KTMD began operating as a Spanish-language station in 1987. The Houston-Galveston market is the fourth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.1 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 24% of the Houston DMA population. The Hispanic population in Houston increased by approximately 120% between 1980 and 1995 and is principally of Mexican origin.

 SAN ANTONIO: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio, Texas market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the fifth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 931,000 Hispanics reside in the San Antonio DMA, constituting approximately 50% of the San Antonio DMA population. The Hispanic population in San Antonio, which is principally of Mexican origin, increased by approximately 45% between 1980 and 1995.

 SAN FRANCISCO: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco-San Jose market. KSTS began operating as a Spanish-language station in 1987. The San Francisco-San Jose Hispanic market is the sixth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the U.S. An estimated
1.1 million Hispanics reside in the San Francisco DMA (which includes San Jose), constituting approximately 17% of the San Francisco DMA population. The Hispanic population in this market grew by approximately 69% from 1980 to 1995 and is over 68% of Mexican origin.

 CHICAGO: On February 26, 1996, the Company acquired a 74.5% interest in and now operates WSNS, Channel 44, serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the seventh largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the U.S. An estimated 1.1 million Hispanics reside in the Chicago DMA, constituting approximately 13% of the Chicago DMA population. The Hispanic population grew by approximately 72% from 1980 to 1995 and approximates the overall ethnic mix of the U.S. Hispanic population base.

 SAN JUAN, PUERTO RICO: The Company owns and operates television station WKAQ, Channel 2, in San Juan, which together with its affiliate, WOLE (Channel 12 in Mayaguez), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.3 million.


     LOW-POWER STATIONS

     The Company owns and operates 13 low-power television stations ("LPTVs") and has received permission from the FCC to build two additional LPTVs. LPTVs and "translator stations" generally operate at significantly lower levels of power than full-power stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area. LPTV's extend the network's coverage in areas where a full-power television station was not available for the network. Under FCC rules, LPTVs operate on a secondary basis and are subject to displacement. Under the 1992 Cable Act (described below), LPTVs have very limited cable carriage rights. See "FCC Regulation". The Company's low-power television stations operate with minimal staff and generally do not originate programming or have their own sales forces.


                                                                    APPROXIMATE
                                                                      HISPANIC
                                                                     TELEVISION
   AREA SERVED AND STATION(S)                                        HOUSEHOLDS
--------------------------------------                              -----------
Santa Fe, NM: K52BS                                                     185,000
Sacramento, CA (1): K47DQ, K52CK,K61FI                                  136,000
Boston, MA: W32AY                                                        81,000
Austin, TX: K11SF (1)                                                    71,000
Salinas-Monterey, CA: K15CU                                              46,000
Odessa/Midland, TX (1) :K60EE, K49CD                                     40,000
Colorado Springs, CO: K49CJ                                              39,000
Santa Maria, CA: K27EI                                                   36,000
Salt Lake City, UT: K48EJ                                                32,000
Abilene, TX: K40DX                                                       14,000


(1)  These areas are served by more than one LPTV, including affiliated LPTVs.

     AFFILIATES

     The Company currently provides programming to 124 affiliates serving 38 Hispanic markets in the United States. The Company's affiliates in these markets, which consist of 36 affiliated broadcast stations and 88 satellite direct cable affiliates that take the network's signal directly from the satellite, represent approximately 38% of the network's total coverage of the U.S. Hispanic market.

     The Company provides its affiliates with programming and retains the right to sell generally 50% to 60% of the commercial advertising time available during such programming. Affiliates generally carry the full network schedule. The Company also acts as the exclusive representative of the affiliates for national and regional spot advertising sales, and receives a commission on such sales. The Company is able to provide advertising sales representation services to affiliated stations by reason of a waiver of applicable regulations granted by the FCC. Revenue from the Company's representation services represented less than 1% of the total revenue of the Company in 1995.

     The Company's current contracts with its affiliates generally have two to five year terms and some provide for compensation to the affiliate. As of February 1996, no single affiliated station accounted for more than 3.2% of total network coverage.


     PROGRAMMING

     The Company currently makes available Spanish-language programming 24-hours per day to its network, including movies, novelas, talk and entertainment shows, variety shows, national and international news, music and sporting events. Approximately 44% of such programming is produced by the Company at its production facilities near Miami and in Los Angeles. The remainder of the Company's programming is purchased from various program suppliers primarily in Mexico and other Latin American countries.

     The Company's programming schedule includes OCURRIO ASI, the first news magazine format program in Spanish-language television. Produced by the Company since 1990 in its Miami facilities, this show has consistently been one of

Telemundo's highest rated programs. Other Telemundo produced programming with consistently strong market shares include two talk shows, SEVCEC and EL Y ELLA, and a musical variety program, PADRISIMO.

     The programming lineup of WKAQ in Puerto Rico differs from that of the Company's network, but includes approximately 15 hours per week of Telemundo network programming. Through its production studios, WKAQ produces approximately 26 hours of programming weekly, including mini-series, news, public affairs, music variety and comedy shows primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal to purchase novelas in the Puerto Rico market produced by Grupo Televisa, S.A. de C.V. ("Televisa") pursuant to a programming agreement with approximately four years remaining. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

     The Company also sells the rights to broadcast its original programming in the international markets. Revenue from the syndication of the Company's programming represented less than 1% of the Company's total revenue in 1995.


     TELENOTICIAS

     In July 1994, a subsidiary of the Company, Telemundo News Network, Inc. ("TNNI"), entered into a partnership agreement with three international news and/or media companies to launch TeleNoticias, a 24-hour per day international Spanish-language news service. The service, which commenced transmitting in December 1994, originates from the Company's network operations center in Hialeah, Florida. The service is distributed in 17 countries, including the United States, Mexico, Spain, Argentina, Venezuela and Chile.

     The Company through TNNI holds a 42% interest in TeleNoticias. The Company provides certain services to TeleNoticias, including the use of a news studio and satellite uplink facilities at the Company's network operations center. Pursuant to a license agreement, TeleNoticias produces the Company's network news programs and provides certain other news services. "See Legal Proceedings".


     SALES AND MARKETING

     The Company's principal source of revenue is the sale of network advertising time on its network and the sale of local and national spot advertising time on the Company's owned and operated television stations.

     The Company has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language media, to sell advertising time broadcast over the Company's entire network (network sales) and to sell advertising time in markets covered by the Company's owned and operated stations and affiliates (national spot sales). The Company has national sales offices in New York, Los Angeles, Miami, Chicago, San Francisco, San Antonio, Dallas and Orange County, California.

     Each owned and operated full-power station also has a sales and marketing force to sell local and national spot advertising on its own behalf.

     The Company sells advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of the Company's 1995 total revenue. According to HISPANIC BUSINESS MAGAZINE, the top ten advertisers in Spanish-language media in 1995, all of which are major advertisers on the Telemundo network, were The Procter & Gamble Co., AT&T Corp., McDonald's Corp., Anheuser-Busch Companies Inc.,

Sears, Roebuck & Co., Philip Morris Companies, Inc., Colgate-Palmolive Co., J.C. Penney Co. Inc, Ford Motor Co. and The Quaker Oats Co.

     Additionally, the network and each of the Company's stations sell blocks of air time during non-network programming hours to block time programmers.


     COMPETITION

     The broadcasting industry has become increasingly competitive in recent years. Competitive success of a television network or station depends primarily on public response to the programs broadcast, which affects the revenue earned by the network or station from the sale of advertising time. In addition to programming, factors determining competitive position include management's ability and experience, marketing, research and promotional efforts.

     In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station. The Univision stations and the Univision network affiliates together reach a larger percentage of Hispanic viewers in the U.S. than the Company's stations and affiliates and have attracted at times as much as 80% of the Spanish-language network television viewing audience. Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. In addition, Univision entered into an agreement with Televisa to manage the Galavision cable network ("Galavision") and has also obtained an option to acquire Galavision in 1996. Galavision, which has operated primarily as a Spanish-language cable television network since 1980 and serves approximately 1.6 million subscribers, also competes with the Company. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision") have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programs in the world. Through these program license agreements, Univision has the right of first refusal for 25 years to air in the U.S. all Spanish-language programming produced by Televisa and Venevision. These supply contracts currently provide Univision with a competitive advantage in obtaining programming originating from Mexico and in targeting Hispanics of Mexican origin, which account for approximately 64% of the U.S. Hispanic market.

     There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami, Houston, San Antonio and San Francisco Market Areas. The independent station in Los Angeles also has a program supply agreement with Televisa. The independent stations in Los Angeles and Houston and one of the independent stations in Miami are full-power stations.

     The Company's owned and operated television stations and affiliates also face competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, radio stations, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. Several English-language networks and stations are broadcasting

Spanish-language translations of their general market programs using the second audio programs ("SAP"). The Company believes these SAP transmissions have not attracted a significant number of Hispanic viewers.

     In Puerto Rico, WKAQ has three significant Spanish-language television station competitors. In addition, three other Spanish-language television stations operate in that market. Although the general market programming of the three major English-language U.S. networks is available in Puerto Rico through cable carriage, none of such programming has attracted a significant share of the Puerto Rico audience to date.

     Further advances in technology such as video compression, programming through direct broadcast satellites and programming delivered through fiber optic telephone lines could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming.


     FCC REGULATION

LICENSING

     The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

     The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses have in the past usually been issued initially for terms of five years. Upon application, and in the absence of an objection to the renewal application, or an adverse finding as to the licensee's qualifications, broadcast licenses usually have been renewed for additional terms of up to five years without a hearing by the FCC. Under the terms the Telecommunications Act of 1996 (the "Telcom Act"), such licenses may be renewed in the future for terms up to 8 years. FCC licenses of full-power stations held by the Company have the following expiration dates: WKAQ and WSCV - February 1, 1997; WSNS - December 1, 1997; KTMD and KVDA - August 1, 1998; KSTS and KVEA - December 1, 1998; and WNJU
- June 1, 1999.


ATTRIBUTABLE INTERESTS

     Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an "attributable interest" in another broadcast station with an overlapping service area. The regulations also prohibit (with certain qualifications) any person or entity from having an "attributable interest" in television stations, located in markets which, in the aggregate, include more than 35% of total U.S.
television households. For purposes of this rule, UHF stations are attributed with one-half of the television households in their respective markets. Additionally, the rules prohibit (with certain qualifications) anyone with an "attributable interest" in a television station from also having an "attributable interest" in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that station, and vice versa. The Telcom Act, among other measures, directs the FCC (i) to expand a waiver policy for allowing common ownership of a television station and one or more overlapping radio stations to include the top 50 television markets and (ii) to consider modification of its rule prohibiting common ownership of two overlapping television stations. The Company is unable to predict the effect of any changes resulting from the Telcom Act.

     Under existing FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation controlling or operating television stations, there is attribution only to directors and officers and to stockholders who own 5% or more of the outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to such attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company. In the case of the Company, there are presently four attributable stockholders:
TLMD Partners II, L.L.C., Bastion Capital Fund, L.P. ("Bastion"), Reliance Group Holdings, Inc., its affiliates and subsidiaries ("Reliance") and Odyssey Partners, L.P. The FCC is currently reviewing its attribution guidelines and has proposed modifying or eliminating certain provisions. The Company is unable to predict the nature, timing or effect of the proposed changes.


 FOREIGN OWNERSHIP RESTRICTIONS

     The Communications Act limits the amount of capital stock that aliens may own in a broadcast station licensee and in the parent company of a licensee. No broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Company's broadcast licenses are held by subsidiary companies that are controlled directly or indirectly by the Company. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company's Restated Certificate of Incorporation provides that the transfer of the Company's capital stock, whether voluntary or involuntary, will not be permitted and will be ineffective if such transfer would violate (or would result in a violation of) the Communications Act or any of the rules or regulations promulgated thereunder.

 COVERAGE AND MUST-CARRY RIGHTS

     The FCC has adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). These regulations required television broadcasters to elect, at three-year intervals beginning June 17, 1993, whether to exercise either certain "must carry" or "retransmission consent" rights in connection with their carriage by local cable television systems. Those stations that elected to exercise must carry rights could demand carriage on a specified channel on cable systems within their market area. However, these must carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. LPTVs have very limited must carry rights, although cable systems cannot retransmit LPTV stations' signals without their consent. The Company's owned and operated full-power stations in the United States have elected must carry rights. The constitutionality of the must carry provisions have been challenged and a special three-judge panel of the U.S. District Court for the District of Columbia recently upheld the constitutionality of the must carry rules. This determination has been appealed to the Supreme Court of the United States which has agreed to hear the case. In the meantime, however, the FCC's must carry regulations implementing the Cable Act remain in effect.

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


 PROPOSED RULEMAKING; RECENT AND PROPOSED LEGISLATION

     The FCC has undertaken several initiatives to change aspects of television and radio regulation, particularly with respect to broadcast programming, station ownership restrictions and attribution rules.

     The Commission is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of advanced (or "high definition") television service ("ATV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for ATV operation. According to this preliminary decision, stations would be permitted to phase in their ATV operations over an approximately 15-year period following adoption of a final table of allotments, at the end of which they would be required to surrender their non-ATV channel. Alternatively, Congress is now considering proposals to require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to ATV and to phase-in ATV operations over a shorter period of time. Under certain circumstances, conversion to ATV operations may reduce a station's geographical coverage area. In addition, the FCC will maintain the secondary status of LPTV stations in connection with its implementation of a channel allotment plan for ATV. The Commission has acknowledged that ATV channel allotment may involve displacement of existing LPTV stations, particularly in major television markets. A number of the Company's owned and operated and affiliated low-power stations may be affected.

     The Commission has issued a notice of proposed rulemaking to consider changes to its attribution rules. The FCC also is conducting a rulemaking proceeding to relax the local joint co-ownership prohibition and review the radio-television ownership restriction. The FCC currently is examining or recently has completed review of several rules governing the relationship between broadcast television networks and their affiliated stations. The FCC in 1995 eliminated its former rule prohibiting ownership by a broadcast television network of television stations in markets where the existing stations are so few or of such unequal desirability that competition would be substantially restrained by such ownership. Meanwhile, the FCC is conducting a rulemaking proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by its affiliates for the sale of non-network advertising time (the Company acts as the exclusive representative of its affiliates pursuant to a waiver of such restriction). Separately, the FCC is conducting a rulemaking proceeding to consider the relaxation or elimination of its rules prohibiting broadcast television networks from (a) restricting their affiliates' right to reject network programming;
(b) reserving an option to use specified amounts of their affiliates' broadcast time; and (c) forbidding their affiliates from broadcasting programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network. As required by the Telcom Act, the FCC recently deleted another of its existing rules which prohibits one party from maintaining more than one broadcast television network.

     Significant areas of regulation remain, however, and the FCC continues to enforce strictly its regulations in several such areas, including equal employment obligations, children's programming, "indecent" programming restrictions, the "character qualifications" of licensees, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. For example, the Telecom Act directs the FCC to conduct a rule making proceeding to require that television sets include a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating; and authorizes the FCC to recommend a system for rating video programming that contains sexual, violent or other indecent material about which parents should be informed before it is displayed to children, if the industry does not establish a satisfactory voluntary rating system of its own. Industry leaders have announced their intention to establish a voluntary rating system by the end of 1996. There are additional FCC regulations and policies, and regulations and policies of other federal agencies governing network-affiliate relations, political broadcasts, public affairs programming, equal employment opportunity, taxation and other areas affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time. The Company cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, the Telcom Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information. The laws, rules, regulations and interpretations governing the Company's business are revised from time to time and it is not possible to predict the effect that future regulatory changes will have on the Company's business.


     SEASONALITY OF BUSINESS

     Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue reflects seasonal patterns with respect to advertiser expenditures. Increased advertising during the holiday season results in increases in revenue for the fourth quarter. The seasonality is more pronounced in Puerto Rico and as a result, the Company experiences seasonal fluctuations to a greater degree than the U.S. broadcasting industry in general. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced.

     EMPLOYEES

     As of December 31, 1995, the Company and its subsidiaries had approximately 1,034 full-time employees, approximately 200 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees at WNJU's studio facility in New Jersey, approximately 25 employees of KSTS and approximately 120 employees of WKAQ are covered by union contracts. WSNS, in which the Company recently acquired a majority interest, has approximately 80 employees, of which approximately one-half are unionized. The unionized employees at WSNS have been operating without an executed collective bargaining agreement for approximately two years. However, the Company does not believe this to be a significant operating risk. The Company believes its relations with its employees and unions are satisfactory.


ITEM 1b. STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the availability of programming, the impact of competition, the effect of economic and market conditions, litigation, the impact of current or pending legislation and regulation and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

ITEM 2.  PROPERTIES

     In 1994, the Company moved its executive offices from New York City to a location near Miami, Florida where it has production studios, its network operations center and its Miami station, WSCV. These facilities are located in approximately 120,000 square feet of space under a lease which expires in December 1996, with options to renew through December 2004.

     The Company's New York network and national spot sales and marketing offices and WNJU's sales and business offices are located in New York City in approximately 38,000 square feet of leased space. The term of the lease runs through February 1998.

     The offices and studios of KVEA are located in approximately 32,000 square feet of leased premises in Glendale, California. The two leases expire on January 31, 1997 and on February 1, 1997, respectively, and each may be renewed for one five-year term. KVEA also leases its transmitter and broadcast tower site on Mount Wilson in the Los Angeles area under a month-to-month lease. A new lease is being negotiated.

     The offices and studios of WNJU are located in approximately 15,000 square feet of leased premises in Hasbrouck Heights, New Jersey under a lease that expires in 1999, with options to renew through 2004, and WNJU's sales force and business office occupies office space in the Company's New York sales office. The transmitter and antenna of WNJU are located on top of One World Trade Center in New York City under a lease that expires in April 1999 with an option to renew through April 2004.

     The offices and studios of WSCV are located in the same leased premises occupied by the Company's network operations center in Hialeah, Florida. In addition, WSCV leases space for its antenna and transmitter in Miami, Florida under a lease that expires in 2003, with options to renew through 2010.

     The offices and studio of KTMD are located in approximately 17,000 square feet of leased premises in Houston, Texas. The lease covering these premises expires on December 31, 1997. KTMD's tower and transmitter are located on property owned by KTMD between Houston and Galveston.

     The offices and studio of KVDA are located in owned premises of approximately 20,000 square feet in San Antonio, Texas. The transmitter and broadcast tower of KVDA are located on approximately 80 acres of owned land outside of San Antonio.

     The offices and studios of KSTS are located in approximately 16,000 square feet of leased premises in San Jose, California under leases that expire in 1998. The transmitter and antenna of KSTS are located on leased property on Monument Peak, outside of San Jose, under a lease that expires in 1998.

     The offices and studios of WSNS are located in owned premises consisting of approximately 20,600 square feet in Chicago, Illinois. The transmitter and antenna of WSNS are located on top of the Hancock Tower in Chicago under a lease which expires in 1999 with an option to renew through 2009.

     The offices and studios of WKAQ and its related production facilities are located in owned premises consisting of approximately 180,000 square feet in San Juan, Puerto Rico. The transmitter and broadcast tower of WKAQ are located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico, which has granted WKAQ a use permit expiring in 1998. WKAQ also operates several translator facilities to cover small towns in the mountainous regions of Puerto Rico.

     In addition, the Company leases various properties throughout the country for production facilities, LPTVs, and sales offices. None of these lease commitments are material to the Company.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain litigation arising in the normal course of their businesses. In addition, the Company believes that none of the following proceedings in which it is involved will have a material adverse effect on the Company or its business.


 TELENOTICIAS PROCEEDING

     On October 16, 1995, TNNI filed an action in New York Supreme Court, New York County against its partners to address certain corporate governance issues affecting TeleNoticias. In its complaint, TNNI asserts a cause of action for breach of a stockholders agreement, a cause of action for a declaration that TNNI has the right to nominate the President of TeleNoticias, a cause of action for a declaration that certain "board" resolutions are invalid, and a cause of action for breach of fiduciary duty. Certain of the defendants have asserted counterclaims against TNNI for injunctive and declaratory relief as well as for damages in an unliquidated amount. In an order issued January 11, 1996, the Court, among other things, denied the cross motions seeking injunctive relief.

     The partners are engaged in discussions in connection with seeking a resolution of their disagreements regarding TeleNoticias. Such discussions have included a number of possible alternatives, including a resolution of the dispute regarding management of TeleNoticias, a winding up of the partnership, and a purchase by one or more of the partners of the interests of the other partners. In connection with these discussions, the Company has had conversations with a number of organizations with respect to replacing some or all of the other TeleNoticias partners. The Company does not contemplate entering into any transaction relating to the replacement of any of the partners of TeleNoticias if, as a result, the Company would have materially greater financial commitments to TeleNoticias than it presently has with respect thereto. The Company believes, but there can be no assurance, that the outcome of the litigation, or the impact of any restructuring or winding up of TeleNoticias, will not result in a material adverse effect on the Company or its ability to acquire quality news programming.


 CHAPTER 11 REORGANIZATION

     On June 8, 1993, certain holders of the outstanding public debt of the Predecessor and the indenture trustee for such debt filed an involuntary petition against the Predecessor under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The petition was filed solely against the Predecessor and did not include its subsidiaries. At the time of the involuntary filing, the Predecessor was in default on all of its public debt, aggregating approximately $309 million (including unpaid interest). On July 30, 1993, the Predecessor consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code.

     On December 30, 1994 (the "Consummation Date"), the Predecessor consummated a plan of reorganization (the "Plan"). Pursuant to the Plan, holders of allowed claims against the Predecessor received on the Consummation Date one or more of the following forms of consideration: cash; 10.25% Senior Notes; new common stock, $.01 par value ("Common Stock"), divided into two series, Series A ("Series A Common Stock") and Series B ("Series B Common Stock"); and/or five-year warrants ("Creditor Warrants") to purchase Series A Common Stock at an exercise price of $7.00 per share. Pursuant to the Plan, as of the Consummation Date, all of the Predecessor's then-outstanding common stock and all other equity interests in the Predecessor were canceled. The existing stockholders were given the right to purchase 1,450,000 shares of Series A Common Stock. Reliance agreed to acquire Series A Common Stock not acquired by other stockholders, for which Reliance received warrants ("Reliance Warrants," together with the Creditor Warrants, the "Warrants") to purchase an additional 416,667 shares of Series A Common Stock at an exercise price of $7.19 per share. A total of approximately $36,000,000 in cash; $116,889,000 principal amount of 10.25% Senior Notes; 4,388,394 shares of Series A Common Stock; 5,611,606 shares of Series B Common Stock (for a total of 10,000,000 shares of Common Stock); and 1,056,417 Warrants (639,750 Creditor Warrants and 416,667 Reliance Warrants) were distributed in accordance with the Plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See the information in Note 14 to the Notes to Consolidated Financial Statements appearing on page 25 of the Telemundo Group, Inc. 1995 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     See the information under the caption "Selected Financial Data" on page 3 of the Telemundo Group, Inc. 1995 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     See the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 8 of the Telemundo Group, Inc. 1995 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company and Subsidiaries, including the independent auditor's report thereon, included on pages 9 through 27 of the Telemundo Group, Inc. 1995 Annual Report to Stockholders, which information is incorporated herein by reference, are listed in Item 14 below.

     The Financial Statements of the Company's unconsolidated investee, TeleNoticias, accounted for by the equity method, including the independent auditor's report thereon, which information is incorporated herein by reference, are listed in Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     See the information in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Executive Compensation," which information is incorporated herein by reference, except for the information under the subcaptions "Compensation Committee Report" and "Performance Graph."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Related Party Transactions," which information is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements.

     The Consolidated Financial Statements of Telemundo Group, Inc. and Subsidiaries, including the independent auditor's report thereon, which appear on pages 9 through 27 of the Telemundo Group, Inc. 1995 Annual Report to Stockholders, are incorporated herein by reference.


                                                                1995 Annual
                                                              Report Page No.
                                                           ---------------------

TELEMUNDO GROUP, INC. AND SUBSIDIARIES:

     Consolidated Statements of Operations                            9
     Consolidated Balance Sheets                                     10
     Consolidated Statements of Changes in
       Common Stockholders' Equity (Deficiency)                      11
     Consolidated Statements of Cash Flows                           12
     Notes to Consolidated Financial
         Statements (1- 14)                                          13
     Independent Auditors' Report                                    27


     2.(i)     Financial Statement Schedules.

          VIII.  Valuation and Qualifying Accounts

          All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

     2.(ii)    TeleNoticias del Mundo, L.P.:

     The Financial Statements of TeleNoticias del Mundo, L.P. including the independent auditor's report thereon, which appear in the Telenoticas del Mundo, L.P. Financial Statements as of December 31, 1995 and for the Period from Inception (July 20, 1994) to December 31, 1994 together with Report of Independent Certified Public Accountants, are incorporated herein by reference.

     Independent Auditors' Report
     Balance Sheets
     Statements of Operations
     Statements of Partners' Captial
     Statements of Cash Flows
     Notes to Financial Statements (1-8)

     3.    Exhibits.


                                  EXHIBIT INDEX

Exhibit
Number
-------

2.1 Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") on November 19, 1993, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 1993 and incorporated herein by reference.

2.2 Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code dated April 29, 1994, filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated July 20, 1994 and incorporated herein by reference.

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

3.1 The Company Restated Certificate of Incorporation, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 30, 1994 (the "December 30, 1994 8-K") and incorporated herein by reference.

3.2 The Company's Restated Bylaws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K") and incorporated herein by reference.

4.1 Indenture dated as of December 30, 1994 between the Company and Bankers Trust Company, trustee, with respect to the 10.25% Senior Notes due December 30, 2001 filed as Exhibit 4.2 to the December 30, 1994 8-K and incorporated herein by reference.

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

4.4 Registration Rights Agreement dated as of December 30, 1994 between the Company, Apollo Advisors, L.P. and Reliance Insurance Company, filed as
        Exhibit 4.5 to the December 30, 1994 8-K and incorporated herein by reference.

10.1 Employment Agreements between the Company and each of Joaquin F. Blaya, Jose C. Cancela, Filiberto Fernandez, and Jose Del Cueto, filed as
        Exhibit 10.19 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference.*

10.2 Employment Agreement between the Company and Gustavo Pupo-Mayo dated as of September 16, 1994 filed as Exhibit 10.9 to the 1994 10-K and incorporated herein by reference.*

10.3 Continuation Agreement between the Company and Bernard S. Carrey dated October 15, 1993 filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K") and incorporated herein by reference.*

10.4 Continuation Agreement between the Company and Kevin M. Sheehan dated October 15, 1993 filed as Exhibit 10.19 to the 1993 10-K and incorporated herein by reference.*

10.5 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Joaquin F. Blaya dated as of May 26, 1992, filed as
        Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "June 30, 1994 10-Q") and incorporated herein by reference.*

10.6 Employment Agreement between the Company and Joaquin F. Blaya dated as of May 15, 1994, filed as Exhibit 10.2 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.7 Employment Agreement dated as of May 15, 1994 between the Company and Peter J. Housman II, filed as Exhibit 10.3 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.8 Amendment No. 1 dated as of May 15, 1994 to Employment Agreement between the Company and Jose C. Cancela dated as of May 27, 1992, filed as
        Exhibit 10.4 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.9 Employment Agreement dated as of May 15, 1994 between the Company and Jose C. Cancela, filed as Exhibit 10.5 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.10 Settlement Agreement dated May 16, 1994 between John Blair Communications, Inc., John Blair & Company, Inc., Blair Entertainment Corporation, JHR Acquisition Corp., Telemundo Group, Inc., Reliance Capital Group, L.P. Reliance Associates, L.P. Reliance Capital Group, Inc., Reliance Group Holdings, Inc., Deloitte & Touche, Henry R. Silverman, Donald G. Raider, Peter J. Housman II, and the Official Committee of Unsecured Creditors in Telemundo Group, Inc.'s Chapter 11 case, filed as Exhibit 10.6 to the June 30, 1994 10-Q and incorporated herein by reference.

10.11 Limited Partnership Agreement dated July 20, 1994 between Telemundo News Network, Inc., TeleNoticias del Mundo, Inc., Reuter Latam News, Inc., Antena 3 International, Inc. and Artear Argentina Corporation, filed as
        Exhibit 10.8 to the June 30, 1994 8-K and incorporated herein by reference.

10.12 Loan and Security Agreement dated as of December 31, 1994 between the Company and Foothill Capital Corporation, filed as Exhibit 10.1 to the December 30, 1994 8-K and incorporated herein by reference.

10.13 Agreement to Purchase NST Venture Interest and Capital Stock by and among The Stockholders of Harriscope of Chicago, Inc. and National Subscription Television of Chicago, Inc. and Telemundo of Chicago, Inc. dated as of November 8, 1995, and filed as Exhibit 10.1 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

10.14 Form of Partnership Agreement, dated November 8, 1995, by and among Essaness Theatres Corporation ("Essanesss"), Telemundo of Chicago, Inc. and Harriscope of Chicago, Inc., filed as Exhibit 10.2 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

10.15 Stock Option Agreements dated as of December 31, 1994 between the Company and each of Joaquin F. Blaya, Jose C. Cancela, and Peter J. Housman II filed as Exhibit 10.21 to the 1994 10-K and incorporated herein by reference.*

10.16 Employment Agreement dated as of March 9, 1995 between the Company and Roland A. Hernandez, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1995 (the "March 31, 1995 10-Q") and incorporated herein by reference.*

10.17 Non Qualified Stock Option Agreement dated as of March 9, 1995 between the Company and Roland A. Hernandez, filed as Exhibit 10.2 to the March 31, 1995 10-Q and incorporated herein by reference.*

10.18 Employment Agreement dated as of February 27, 1995 between the Company and Stuart Livingston.*

10.19 Employment Agreement dated as of February 27, 1995 between the Company and Stephen J. Levin and Amendment to Employment Agreement dated May 30, 1995.*

10.20 Non Qualified Stock Option Agreement dated as of March 9, 1995 between the Company and Stuart Livingston.*

10.21 Non Qualified Stock Option Agreements dated as of March 9, 1995 and May 30, 1995 between the Company and Stephen J. Levin.*

10.22 Non Qualified Stock Option Agreement dated as of June 30, 1995 between the Company and Jose C. Cancela, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995 (the
        "June 30, 1995 10-Q") and incorporated herein by reference.*

10.23 Non Qualified Stock Option Agreement dated as of June 30, 1995 between the Company and Peter J. Housman II, filed as Exhibit 10.2 to the June 30, 1995 10-Q and incorporated herein by reference.*

10.24 Agreement and Release dated as of March 17, 1995 between the Company and Joaquin F. Blaya filed as Exhibit 10.3 to the
        Company's March 31, 1995 10-Q and incorporated herein by reference.*

10.25 The Company's 1994 Stock Plan filed as Exhibit 10.1 to the 1994 10-K and incorporated herein by reference.

13.1    Portions of Telemundo Group, Inc. 1995 Annual Report to Stockholders.

13.2    TeleNoticias del Mundo, L.P. 1995 Financial Statements.

21.1    List of Subsidiaries of the Company.

23.1    Consent of Arthur Andersen LLP.

23.2    Consent of Deloitte & Touche LLP.

24.1 Power of Attorney (included on signature page of this Annual Report on Form 10-K).

27.1    Financial Data Schedule.

--------------------------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 26th day of March, 1996.

                                   TELEMUNDO GROUP, INC.
                                     (Registrant)


                                   By   /s/ Roland A. Hernandez
                                       -------------------------------
                                       Roland A. Hernandez
                                       President and Chief
                                         Executive Officer


     The undersigned directors and officers of Telemundo Group, Inc. hereby constitute and appoint Peter J. Housman II and Roland A. Hernandez, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 26, 1996.


SIGNATURE                           TITLE
---------                           -----

/s/ Leon D. Black                   Chairman of the Board and Director
-----------------------
Leon D. Black



/s/ Roland A. Hernandez             President, Principal Executive Officer
-----------------------             and Director
Roland A. Hernandez



/s/ Peter J. Housman II             Principal Financial Officer
-----------------------
Peter J. Housman II



/s/ Steven E. Dawson                Principal Accounting Officer
-----------------------
Steven E. Dawson

/s/ Guillermo Bron                  Director
-----------------------
Guillermo Bron



/s/ Alan Kolod                      Director
-----------------------
Alan Kolod



/s/ Barry W. Ridings                Director
-----------------------
Barry W. Ridings



/s/ Bruce H. Spector                Director
-----------------------
Bruce H. Spector



/s/ Edward M. Yorke                 Director
-----------------------
Edward M. Yorke



/s/ David E. Yurkerwich             Director
-----------------------
David E. Yurkerwich


                                                TELEMUNDO GROUP,INC. AND SUBSIDIARIES
                                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                     (IN THOUSANDS OF DOLLARS)

-----------------------------------------------------------------------------------------------------------
                                 COLUMN B               COLUMN C                  COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------

                                                        ADDITIONS
                                                 ------------------------------
                                 BALANCE AT      CHARGED TO        CHARGED TO        DEDUCTED      BALANCE
                                 BEGINNING    PROFIT AND LOSS    OTHER ACCOUNTS   FROM RESERVES    AT END
         DESCRIPTION             OF PERIOD       OR INCOME        --DESCRIBE      --DESCRIBE(a)   OF PERIOD
-----------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:
 Allowance for doubtful accounts    $2,845        $2,020            $ --             $2,215          $2,650
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------

Year Ended December 31, 1994:
 Allowance for doubtful accounts    $2,501        $2,392            $ --             $2,048          $2,845
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------

Year Ended December 31, 1993:
 Allowance for doubtful accounts    $2,007        $2,052            $ --             $1,558          $2,501
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------
________________________________
Year Ended December 31, 1995:
 Reserve for TV Program
  Exhibition Rights                 $1,249        $  835            $ --             $  833          $1,251
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------

Year Ended December 31, 1994:
 Reserve for TV Program
  Exhibition Rights                 $2,137        $3,705            $ --             $4,593          $1,249
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------

Year Ended December 31, 1993:
 Reserve for TV Program
  Exhibition Rights                 $2,172        $1,666            $ --             $1,701          $2,137
                                    ------        ------            -----            ------          ------
                                    ------        ------            -----            ------          ------



--------------------------------
(a) Amounts written off, net
    of recoveries