Form 10-Q
period 1996-03-31
TELEMUNDO GROUP INC
filed 1996-05-15
CIK 806083

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No__

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes/X/ No__

As of May 10, 1996, 10,000,200 shares of Common Stock of Telemundo Group, Inc. were outstanding.

                        TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                        INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION:                                           No.

  Item 1.  Financial Statements

    Consolidated Statements of Operations for
           the Three Months Ended March 31, 1996 and 1995 (Unaudited).....2

    Consolidated Balance Sheets at March 31, 1996
           (Unaudited) and December 31, 1995..............................3

    Consolidated Statement of Changes in Common
           Stockholders' Equity for the Three Months Ended
           March 31, 1996 (Unaudited).....................................4

    Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 1996 and 1995 (Unaudited).....5

    Notes to Consolidated Financial Statements
          (Unaudited).....................................................6

  Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition.......9


PART II.  OTHER INFORMATION, AS APPLICABLE................................15


SIGNATURES................................................................16

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

 Three Months Ended March 31                               1996             1995
- --------------------------------------------------------------------------------

 Net revenue.......................................  $38,267,000    $34,895,000
                                                     -----------    -----------
 Costs and expenses:
     Direct operating costs........................   20,592,000     19,935,000
     Selling, general and administrative expenses
      other than network and corporate.............    9,426,000      8,499,000
     Network expenses..............................    7,459,000      7,724,000
     Corporate expenses............................    1,055,000      1,102,000
     Depreciation and amortization.................    2,981,000      2,821,000
                                                     -----------    -----------
                                                      41,513,000     40,081,000
                                                     -----------    -----------
 Operating loss....................................   (3,246,000)    (5,186,000)

 Interest expense - net............................   (3,820,000)    (3,548,000)
 Net loss from investment in TeleNoticias..........   (1,499,000)    (1,545,000)
                                                     -----------    -----------
 Loss before income taxes, minority interest and
  extraordinary item...............................   (8,565,000)   (10,279,000)
 Income tax provision..............................     (904,000)      (845,000)
 Minority interest.................................     (222,000)             -
                                                     -----------    -----------
 Loss before extraordinary item.....................  (9,691,000)   (11,124,000)
 Extraordinary item-loss on extinguishment of debt.. (17,243,000)             -
                                                     -----------    -----------
 Net loss.......................................... $(26,934,000) $ (11,124,000)
                                                     -----------    -----------
                                                     -----------    -----------
 Loss per share:
     Loss before extraordinary item................      $  (.97)       $ (1.11)
     Extraordinary item............................        (1.72)             -
                                                     -----------    -----------
     Net loss......................................       $(2.69)       $ (1.11)
                                                     -----------    -----------
                                                     -----------    -----------
 Average number of shares outstanding..............   10,000,200     10,000,000
                                                     -----------    -----------
                                                     -----------    -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                        March 31     December 31
 Assets                                                     1996            1995
- --------------------------------------------------------------------------------
                                                      (Unaudited)
 Current assets:
     Cash and cash equivalents..................... $  6,502,000    $  3,199,000
     Accounts receivable, less allowance for
      doubtful accounts of $3,093,000
      and $2,650,000...............................   38,240,000      45,801,000
     Television programming........................   12,751,000      13,063,000
     Prepaid expenses and other....................    5,137,000       4,537,000
                                                    ------------    ------------
              Total current assets.................   62,630,000      66,600,000
 Property and equipment - net......................   65,038,000      60,538,000
 Television programming............................    2,983,000       3,195,000
 Other assets......................................    7,212,000       2,175,000
 Investment in and receivable from TeleNoticias....    1,123,000       1,751,000
 Broadcast licenses and reorganization value in
  excess of amounts allocable to identifiable
  assets - net.....................................  135,261,000      90,200,000
                                                    ------------    ------------
                                                    $274,247,000    $224,459,000
                                                    ============    ============

 Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------

 Current liabilities:
     Accounts payable..............................  $ 8,518,000    $ 7,318,000
     Accrued expenses and other....................   20,829,000     19,371,000
     Television programming obligations............    4,485,000      4,370,000
                                                     -----------    -----------
             Total current liabilities.............   33,832,000     31,059,000
 Long-term debt....................................  177,028,000    108,032,000
 Capital lease obligations.........................    6,488,000      6,662,000
 Television programming obligations................      512,000        552,000
 Other liabilities.................................   17,882,000     17,903,000
                                                     -----------    -----------
                                                     235,742,000    164,208,000
                                                     -----------    -----------
 Minority interest.................................    5,188,000              -
                                                     -----------    -----------

 Contingencies and commitments

 Common stockholders' equity:
     Series A Common Stock, $.01 par value,
      14,388,394 shares authorized, 6,414,864 and
      5,933,865 shares outstanding at March 31,
      1996 and December 31, 1995...................       64,000         59,000
     Series B Common Stock, $.01 par value,
      5,611,606 shares authorized,
      3,585,336 and 4,066,335 shares outstanding
      at March 31, 1996 and December 31, 1995......       36,000         41,000
 Additional paid-in capital........................   70,239,000     70,239,000
 Retained earnings (deficit).......................  (37,022,000)   (10,088,000)
                                                    ------------   ------------
                                                      33,317,000     60,251,000
                                                    ------------   ------------
                                                    $274,247,000   $224,459,000
                                                    ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                                    Number of
                                      Shares                 Common
                                   Outstanding                Stock
                               ---------------------   -------------------
                               Series A     Series B   Series A   Series B    Additional      Retained         Common
                                 Common       Common     Common     Common       Paid-In      Earnings   Stockholders'
                                  Stock        Stock      Stock      Stock       Capital     (Deficit)         Equity
                               ---------   ---------    -------    -------   -----------  -------------  -------------

Balance, December 31, 1995.... 5,933,865   4,066,335    $59,000    $41,000   $70,239,000  $(10,088,000)  $  60,251,000

Net loss......................         -           -          -          -             -    (26,934,000)   (26,934,000)

Stock conversions.............   480,999    (480,999)     5,000     (5,000)            -             -               -
                               ---------   ----------   -------    --------  -----------  -------------   ------------
Balance, March 31, 1996....... 6,414,864   3,585,336    $64,000    $36,000   $70,239,000  $(37,022,000)   $ 33,317,000
                               ---------   ----------   -------    --------  -----------  -------------   ------------
                               ---------   ----------   -------    --------  -----------  -------------   ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

Three Months Ended March 31                                 1996           1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss...........................................   $(26,934,000) $(11,124,000)
 Charges not affecting cash:
     Depreciation and amortization..................      2,981,000     2,821,000
     Interest accretion on New Senior Notes and
      10.25% Notes..................................        728,000       371,000
     Net loss from investment in TeleNoticias.......      1,499,000     1,545,000
     Extraordinary item-loss on extinguishment of
      debt..........................................     17,243,000             -
 Changes in assets and liabilities:
     Accounts receivable............................      7,561,000    13,617,000
     Television programming.........................        524,000    (1,206,000)
     Television programming obligations.............         75,000     1,874,000
     Accounts payable and accrued expenses
      and other.....................................     (2,093,000)   (3,240,000)
                                                         ----------     ---------
                                                          1,584,000     4,658,000
                                                         ----------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of cash acquired.......    (43,793,000)            -
Additions to property and equipment.................     (1,592,000)     (785,000)
                                                         -----------      --------
                                                        (45,385,000)     (785,000)
                                                        -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of New Senior Notes......    169,981,000             -
Repurchase of 10.25% Notes and consent fee..........   (117,865,000)            -
Payments of obligations under capital leases........       (147,000)     (133,000)
Borrowings under revolving credit facility..........        135,000             -
Payments under revolving credit facility............     (5,000,000)     (200,000)
                                                        -----------      ---------
                                                         47,104,000      (333,000)
                                                        -----------      ---------

Increase in cash and cash equivalents...............      3,303,000     3,540,000
Cash and cash equivalents, beginning of period......      3,199,000     1,850,000
                                                        -----------     ---------

Cash and cash equivalents, end of period............   $  6,502,000   $ 5,390,000
                                                       ============   ===========

Supplemental cash flow information:
     Interest paid..................................   $  1,828,000   $    52,000
                                                       ============   ===========

     Income taxes paid, including Puerto Rico
      withholding taxes.............................   $  1,821,000   $  1,553,000
                                                       ============   ============

Non-cash financing activities:
     Accrued liabilities for fees incurred in
      connection with issuance of New Senior Notes
      and Repurchase of 10.25% Notes................   $  1,217,000   $          -
                                                       ============   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 1996, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1995, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

Net loss per share for the three months ended March 31, 1996 and 1995 is calculated by dividing the net loss by the average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive.

Reclassifications

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.


3.  ACQUISITION AND REFINANCING

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44"), which owns WSNS-TV, Channel 44 in Chicago, which has been the Company's largest affiliated station (the "Acquisition"). The purchase price for the Acquisition was approximately $44.6 million of cash and $1.3 million of costs and other liabilities associated with the Acquisition. The allocation of the $45.9 million purchase price among property and equipment and broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets is an estimate. An independent appraisal firm contracted by the Company is currently in the process of assisting with the allocation of the purchase price between the assets acquired. The operations of Video 44 are consolidated with those of the Company, and the interest, subject to a minimum annual preferred distribution, attributable to the partner which owns the remaining 25.5% of the venture is reflected in the accompanying financial statements as minority interest.

On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of 10.5% Senior Notes due 2006 (the "New Senior Notes"), the proceeds of which were used primarily for the Acquisition and to repurchase $116,705,500 principal amount of its 10.25% Notes (the "10.25% Notes"), representing approximately 99.8% of the aggregate outstanding principal amount of the 10.25% Notes , tendered in a repurchase offer which commenced on November 27, 1995 (the "Repurchase"). A supplemental indenture covering the 10.25% Notes also became operative on February 26, 1996. The supplemental indenture contains amendments to the indenture governing the 10.25% Notes which had been consented to by holders of a majority of the outstanding principal amount of the 10.25% Notes pursuant to a consent solicitation.

The New Senior Notes were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum. The New Senior Notes require semi-annual interest payments at the rate of 7% per annum on their principal amount at maturity through and including February 15, 1999, and after such date will bear interest at a rate of 10.5% per annum on their principal amount at maturity. The approximately $175 million of gross proceeds were used for the Acquisition, the Repurchase, the consent solicitation, related fees and expenses, and for general corporate purposes, including reducing the amount outstanding under the Company's credit facility by $5.0 million.

The following summarized, unaudited pro forma results of operations for the quarters ended March 31, 1996 and 1995, assume the acquisition occurred as of the beginning of the respective periods:


Three Months Ended March 31                                  1996          1995
- -------------------------------------------------------------------------------

Net revenue......................................... $ 40,729,000  $ 39,267,000
Loss before extraordinary item......................  (10,410,000)  (11,327,000)
Net loss............................................  (27,691,000)  (30,119,000)

Per share:
  Loss before extraordinary item....................       $(1.04)       $(1.13)
  Net loss..........................................        (2.77)        (3.01)


4. INVESTMENT IN AND RECEIVABLE FROM TELENOTICIAS

The Company, through one of its wholly-owned subsidiaries, Telemundo News Network, Inc. ("TNNI"), holds a 42% interest in TeleNoticias del Mundo,
L.P. ("TeleNoticias"), a 24-hour Spanish-language news service distributed in Latin America, the United States and Spain, and accounts for its interest using the equity method. Commencing December 1994, TeleNoticias assumed production of the Company's network news programs for a six year period at an initial cost of $5.0 million per year, increasing by $500,000 each year. In addition, the Company provides certain services to the partnership including the use of a news studio in the Company's operations center. The Company is required to make cash contributions of up to $10 million through TeleNoticias' sixth year of operations, which ends in 2000. The Company has made cash contributions totaling $8.2 million through March 31, 1996, and anticipates the remaining $1.8 million will be required during 1996. Losses of $6.4 million in 1995 were realized on the Company's investment in TeleNoticias and it is expected that losses will continue. There can be no assurance that once the Company and its partners have made all required capital contributions to TeleNoticias, that TeleNoticias will have sufficient capital or operating income to continue its business in its present form. The auditors' report accompanying the 1995 audited financial statements of TeleNoticias was accompanied by additional comments concerning substantial doubt about TeleNoticias' ability to continue as a going concern.


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

The partners are engaged in discussions in connection with seeking a resolution of their disagreements regarding TeleNoticias. Such discussions have included a number of possible alternatives, including a resolution of the dispute regarding management of TeleNoticias, a winding up of the partnership, and a purchase by one or more of the partners of the interests of the other partners. In connection with these discussions, the Company has had conversations with a number of organizations with respect to various alternatives, including replacing some or all of the TeleNoticias partners. The Company does not contemplate entering into any transaction relating to the replacement of any of the partners of TeleNoticias if, as a result, the Company would have materially greater financial commitments to TeleNoticias than it presently has with respect thereto. The Company believes, but there can be no assurance, that the outcome of the litigation, or the impact of any restructuring or winding up of TeleNoticias, will not result in a material adverse effect on the Company or its ability to acquire quality news programming.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
- -------------------------------------------------------------------------------

INTRODUCTION

Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 56 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44") which owns WSNS-TV, Channel 44 in Chicago ("WSNS"), which has been the Company's largest affiliated station. The Company now owns and operates full-power television stations in the seven largest Hispanic markets in the United States.

Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue, particularly in Puerto Rico, reflects seasonal patterns with respect to advertiser expenditures. The first quarter generally produces the lowest level of revenue due to the reduced demand for advertising time. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced during the first quarter.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and related notes. Except for the historical information contained herein, certain matters discussed herein are forward looking disclosures that involve risks and uncertainties including (without limitation) those risks associated with the availability of programming, the impact of competition, the effect of economic and market conditions, litigation, the impact of current or pending legislation and regulation, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 1996 as compared to the corresponding period of 1995 was as follows:

                                       Three Months Ended
                                            March 31
                                    ------------------------
                                          1996          1995             Change
                                          ----          ----             ------
Net Commercial Air Time:
 Continental U.S.:
   Network and National Spot...... $15,945,000    $14,533,000                10%
   Local..........................   9,436,000      8,682,000                 9%
                                   -----------    -----------

                                    25,381,000     23,215,000                 9%
   Puerto Rico....................   6,881,000      6,067,000                13%
                                   -----------    -----------
                                    32,262,000     29,282,000                10%

Other.............................   6,005,000      5,613,000                 7%
                                   -----------    -----------

                                   $38,267,000    $34,895,000                10%
                                   ===========    ===========

The increase in network and national spot revenue is the result of the higher average audience shares achieved in the fourth quarter of 1995 relative to the comparable periods of the prior year, the growth in the overall Spanish-language television market and the acquisition of WSNS-TV in Chicago. The Company's average share of the weekday Spanish-language television network audience was 26% during the fourth quarter of 1995 compared to 24% during the fourth quarter of 1994. A change in audience share typically has a delayed effect on revenue. The increase in audience share will continue to impact the Company's revenue for the second quarter and such revenue is expected to also increase from the prior year. The Company's average share of the weekday Spanish-language television audience was 26% in the first quarter of 1996 compared to 22% in the first quarter of 1995.

Excluding the impact of WSNS, which is reflected in the financial statements effective February 27, 1996, network and national spot revenue would have increased by 5%.

The increase in local revenue is primarily the result of the acquisition of WSNS.

The increase in commercial air time revenue in Puerto Rico is the result of WKAQ obtaining a larger share of the overall advertising market, leveraging its dominant audience share through enhanced marketing efforts.

Other revenue increased primarily due to sales of blocks of broadcast time and the acquisition of WSNS. Excluding the impact of WSNS, other revenue would have increased by 4%.

Direct operating costs increased by 3% for the three months ended March 31, 1996 from the corresponding period of the prior year. This was the result of an increase in programming and station operating costs, as well as costs attributable to WSNS from the date of acquisition. Excluding WSNS, direct operating expenses would have increased by 2%.

Selling, general and administrative expenses other than network and corporate increased by 11% in 1996 which was primarily the result of the acquisition of WSNS. Excluding WSNS, selling, general and administrative expenses would have increased by 3%.


Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, decreased by 3% in 1996. The decrease primarily reflects certain cost saving measures implemented in the second quarter of 1995.

Corporate expenses decreased by 4% from the comparable period of the prior year, also reflecting certain cost saving measures implemented in the second quarter of 1995.

Operating loss before depreciation and amortization improved by $2.1 million from the comparable period of the prior year.

Interest expense for the three months ended March 31, 1996 totaled $3.9 million as compared to $3.6 million for the corresponding period of the prior year. Interest expense for the current period includes (i) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "New Senior Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, and (iii) amortization of deferred issuance costs for the New Senior Notes. Interest expense during the three months ended March 31, 1995 primarily represents interest accrued and accreted on the 10.25% Notes. Interest expense was offset by $90,000 and $79,000 of interest income for the three months ended March 31, 1996 and 1995, respectively.

Minority interest represents distributions to the 25.5% partner in Video 44, which is based on a minimum annual preferred distribution to such partner.

The extraordinary loss on extinguishment of debt represents the difference between (i) the cost of repurchasing the 10.25% Notes pursuant to the tender offer, including related fees and expenses, together with the consent fee associated with amending the 10.25% Note indenture, and (ii) the net book value of the repurchased 10.25% Notes. The 10.25% Notes were originally recorded at their fair value, which was less than the principal amount, reflecting an effective interest rate of 13.34%.

Net loss from investment in TeleNoticias of $1.5 million in each of the three months ended March 31, 1996 and 1995 represents the Company's 42% share of TeleNoticias' net loss, and related costs (see further discussion in Liquidity and Sources of Capital).

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in both periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The Company's use of its net operating and capital loss carryforwards incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be significantly limited each year subsequent to December 31, 1994.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows provided from operating activities were $1.6 million and $4.7 million for the three months ended March 31, 1996 and 1995, respectively. The increase in operating income before depreciation and amortization in the three months ended March 31, 1996 was more than offset by changes in certain asset and liability accounts, particularly accounts receivable.

The Company had working capital of $30.4 million at March 31, 1996.

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in Video 44, which owns WSNS-TV, Channel 44 in Chicago, which has been the Company's largest affiliated station (the "Acquisition"). The purchase price was approximately $46 million, including costs and liabilities associated with the Acquisition. On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of New Senior Notes, the proceeds of which were used primarily for the Acquisition and to repurchase approximately $116.7 million principal amount of its 10.25% Notes, representing approximately 99.8% of the aggregate outstanding principal amount of the 10.25% Notes, tendered in a repurchase offer which commenced on November 27, 1995 (the "Repurchase").

The Repurchase, the issuance of the New Senior Notes and the amendment of the 10.25% Notes indenture pursuant to a consent solicitation were designed to enhance the Company's operating and financial flexibility by, among other things, (i) removing the near-term amortization requirements of the 10.25% Notes and (ii) amending certain covenants relating to the 10.25% Notes to conform generally to the covenants relating to the New Senior Notes.

The New Senior Notes were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum. The New Senior Notes require semi-annual interest payments at the rate of 7% per annum on their principal amount at maturity through and including February 15, 1999, and after such date will bear interest at a rate of 10.5% per annum on their principal amount at maturity. The approximately $175 million of gross proceeds were used for the Acquisition, the Repurchase, the consent solicitation, related fees and expenses, and for general corporate purposes, including reducing the amount outstanding under the Company's credit facility by $5.0 million.

The Company anticipates that capital expenditures of approximately $6.4 million will be made during 1996 for the general replacement or upgrading of equipment at all stations and upgrading of facilities, and an additional $1.5 million will be expended for modifications to the WKAQ facility.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at March 31, 1996. Approximately $1.2 million was outstanding under the credit facility at March 31, 1996. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

The Company, through one of its wholly-owned subsidiaries, Telemundo News Network, Inc. ("TNNI"), holds a 42% interest in TeleNoticias del Mundo, L.P. ("TeleNoticias"), a 24-hour Spanish-language news service distributed in Latin America, the United States and Spain, and accounts for its interest using the equity method. Commencing December 1994, TeleNoticias assumed production of the Company's network news programs for a six year period at an initial cost of $5.0 million per year, increasing by $500,000 each year. In addition, the Company provides certain services to the partnership including the use of a news studio in the Company's operations center. The Company is required to make cash contributions of up to $10 million through TeleNoticias' sixth year of operations, which ends in 2000. The Company has made cash contributions totaling $8.2 million through March 31, 1996, and anticipates the remaining $1.8 million will be required during 1996. Losses of $6.4 million in 1995 were realized on the Company's investment in TeleNoticias and it is expected that losses will continue. There can be no assurance that once the Company and its partners have made all required capital contributions to TeleNoticias, that TeleNoticias will have sufficient capital or operating income to continue its business in its present form. The auditors' report accompanying the 1995 audited financial statements of TeleNoticias was accompanied by additional comments concerning substantial doubt about TeleNoticias' ability to continue as a going concern.

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

The partners are engaged in discussions in connection with seeking a resolution of their disagreements regarding TeleNoticias. Such discussions have included a number of possible alternatives, including a resolution of the dispute regarding management of TeleNoticias, a winding up of the partnership, and a purchase by one or more of the partners of the interests of the other partners. In connection with these discussions, the Company has had conversations with a number of organizations with respect to various alternatives, including replacing some or all of the TeleNoticias partners. The Company does not contemplate entering into any transaction relating to the replacement of any of the partners of TeleNoticias if, as a result, the Company would have materially greater financial commitments to TeleNoticias than it presently has with respect thereto. The Company believes, but there can be no assurance, that the outcome of the litigation, or the impact of any restructuring or winding up of TeleNoticias, will not result in a material adverse effect on the Company or its ability to acquire quality news programming.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- -------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  EXHIBITS

        None.

   (b)  REPORTS ON FORM 8-K

        During the three months ended March 31, 1996, the Company filed the following reports on Form 8-K:

        (1)  Dated January 30, 1996 regarding certain Item 5 Other Events.

        (2) Dated February 7, 1996 regarding Amendment No. 1 to the Company's Registration Statement on Form S-3 for 10.5% Senior Notes due 2006.

        (3) Dated February 22, 1996 regarding the Prospectus filed for the 10.5% Senior Notes due 2006.

        (4) Dated February 26, 1996 regarding the purchase of Video 44 and the Indenture for the 10.5% Senior Notes due 2006.




                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TELEMUNDO GROUP, INC.
                                         (Registrant)




                               /s/  Peter J. Housman II
                               ------------------------
Date:  May 15, 1996            Peter J. Housman II
                               (Authorized Officer and Chief Financial Officer)