Form 10-Q/A
period 1996-03-31
TELEMUNDO GROUP INC
filed 1996-07-25
CIK 806083

[DESCRIPTION]  Telemundo Group, Inc.


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

         This statement is amended by including the item listed below as an exhibit:

         1)       Financial Data Schedule

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)      Exhibits

         27.1     Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TELEMUNDO GROUP, INC.
                                           (Registrant)




                                       /s/  Peter J. Housman II
                                      -----------------------------
Date:  June 26, 1996                  Peter J. Housman II
                                      (Authorized Officer and Chief Financial
                                      Officer)