Form 10-Q
period 1996-06-30
TELEMUNDO GROUP INC
filed 1996-08-14
CIK 806083

____________________________________________________________________



             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.    Yes _X_   No ___

  As of August 9, 1996, 10,000,200 shares of Common Stock of
Telemundo Group, Inc. were outstanding.


_________________________________________________________________________

           TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                            INDEX




                                                   Page
                                                   No.
                                                   ----

PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

    Consolidated Statements of Operations for
      the Three and Six Months Ended June 30, 1996 and
      1995 (Unaudited).................................     2

    Consolidated Balance Sheets at June 30, 1996
      (Unaudited)and December 31, 1995 ................     3

    Consolidated Statement of Changes in Common
      Stockholders' Equity for the Six Months Ended
      June 30, 1996 (Unaudited)........................     4

    Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1996 and 1995 (Unaudited)..     5

    Notes to Consolidated Financial Statements
      (Unaudited)......................................     6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition ................................     9


PART II.  OTHER INFORMATION, AS APPLICABLE ............    15


SIGNATURES.............................................    16


TELEMUNDO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30                      June 30
                                                  ------------------------    --------------------------
                                                         1996         1995          1996           1995
- ----------------------------------------------------------------------------------------------------------
Net revenue..................................     $54,311,000  $43,540,000     $92,578,000    $78,435,000
                                                  -----------  -----------     -----------    -----------

Costs and expenses:
  Direct operating costs.....................      22,657,000   19,957,000      43,249,000     39,892,000
  Selling, general and administrative
    expenses other than network and
    corporate................................       10,757,000    8,763,000     20,183,000     17,262,000
  Network expenses...........................        7,915,000    7,429,000     15,374,000     15,153,000
  Corporate expenses.........................        1,184,000    1,115,000      2,239,000      2,217,000
  Depreciation and amortization..............        3,324,000    2,771,000      6,305,000      5,592,000
                                                    ----------    ----------    ----------     ----------

                                                    45,837,000    40,035,000    87,350,000     80,116,000
                                                    ----------    ----------    ----------     ----------

Operating income (loss)......................        8,474,000     3,505,000     5,228,000    (1,681,000)

Interest expense - net ......................       (5,065,000)   (3,561,000)   (8,885,000)   (7,109,000)
Loss from investment in TeleNoticias ........       (1,621,000)   (1,543,000)   (3,120,000)   (3,088,000)
Loss on disposal of TeleNoticias ............       (2,441,000)            -    (2,441,000)            -
                                                     ---------     ---------     ---------     ---------
Loss before income taxes, minority interest
  and extraordinary item.....................         (653,000)   (1,599,000)   (9,218,000)  (11,878,000)
Income tax provision.........................         (911,000)     (845,000)   (1,815,000)   (1,690,000)
Minority interest............................         (626,000)            -      (848,000)            -
                                                     ---------     ---------    ----------    ----------
Loss before extraordinary item...............       (2,190,000)   (2,444,000)  (11,881,000)  (13,568,000)
Extraordinary item-loss on extinguishment
  of debt....................................                -             -   (17,243,000)            -
                                                    ----------     ---------    ----------    ----------


Net loss ....................................      $(2,190,000)  $(2,444,000) $(29,124,000) $(13,568,000)
                                                    ==========   ===========    ===========   ===========
Loss per share:
  Loss before extraordinary item ............            (.22)         $(.24)       $(1.19)       $(1.36)
  Extraordinary item ........................               -              -         (1.72)            -
                                                         ----          -----         ------       ------
  Net loss ..................................           $(.22)         $(.24)       $(2.91)       $(1.36)
                                                        =====          =====        ======        ======

Average number of shares outstanding ........      10,000,200     10,000,000    10,000,200    10,000,000
                                                   ===========   ===========   ===========   ===========



See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


Assets                                                      June 30       December 31
                                                               1996              1995
- -----------------------------------------------------------------------------------------------------
                                                          (Unaudited)



Current assets:
  Cash and cash equivalents......................         $3,110,000     $ 3,199,000
  Accounts receivable, less allowance for
    doubtful accounts of $3,268,000 and
    $2,650,000 ..................................         48,767,000      45,801,000
  Television programming ........................         15,288,000      13,063,000
  Prepaid expenses and other ....................          5,905,000       4,537,000
                                                        ------------      ----------
       Total current assets .....................         73,070,000      66,600,000
Property and equipment - net ....................         64,107,000      60,538,000
Television programming ..........................          3,647,000       3,195,000
Other assets ....................................          7,188,000       2,175,000
Investment in and receivable from TeleNoticias ..                  -       1,751,000
Broadcast licenses and reorganization value in
  excess of amounts allocable to identifiable
  assets-net ....................................        135,098,000      90,200,000
                                                        ------------               -

                                                        $283,110,000    $224,459,000
                                                        ============    ============


Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------


Current liabilities:
  Accounts payable...............................      $ 10,096,000     $  7,318,000
  Accrued expenses and other ....................        25,176,000       19,371,000
  Television programming obligations ............         5,605,000        4,370,000
                                                       ------------     ------------
  Total current liabilities .....................        40,877,000       31,059,000
Long-term debt ..................................       180,905,000      108,032,000
Capital lease obligations .......................         6,310,000        6,662,000
Television programming obligations ..............           326,000          552,000
Other liabilities ...............................        18,359,000       17,903,000
                                                       ------------      -----------
                                                        246,777,000      164,208,000
                                                       ------------      -----------

Minority interest ...............................         5,206,000                -
                                                       ------------      -----------
Contingencies and commitments

Common stockholders' equity:
  Series A Common Stock,$.01 par value,
    14,388,394 shares authorized,6,414,864 and
    5,933,865 shares outstanding at June 30, 1996
    and December 31, 1995........................            64,000           59,000
  Series B Common Stock, $.01 par value,
     5,611,606 shares authorized, 3,585,336 and
     4,066,335 shares outstanding at
     June 30, 1996 and December 31, 1995 ........            36,000           41,000
Additional paid-in capital ......................        70,239,000       70,239,000
Retained earnings (deficit) .....................       (39,212,000)     (10,088,000)
                                                         ----------      -----------
                                                         31,127,000       60,251,000
                                                         ----------                -

                                                       $283,110,000     $224,459,000
                                                       ============     ============


See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)


                      Number of                        Common
                      Shares                           Stock
                      Outstanding                --------------------
                      -----------

                      Series A      Series B     Series A    Series B     Additional     Retained      Common
                      Common        Common       Common      Common       Paid-In        Earnings      Stockholders'
                      Stock         Stock        Stock       Stock        Capital        (Deficit)     Equity
                      ---------     ---------    ---------   ---------    ------------  ------------   -------------

Balance,12/31/95...   5,933,865     4,066,335    $ 59,000    $  41,000    $70,239,000   $(10,088,000)  $  60,251,000

Net loss...........           -             -           -            -              -    (29,124,000)    (29,124,000)

Stock conversions..     480,999      (480,999)      5,000       (5,000)             -              -               -
                      ---------     ---------    --------    ---------    -----------   ------------    ------------

Balance,6/30/96....   6,414,864     3,585,336    $ 64,000    $  36,000    $70,239,000   $(39,212,000)  $  31,127,000
                      =========     ==========   ========    =========    ===========   ============   =============


See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


Six Months Ended June 30                                 1996           1995
- -----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ................................        $(29,124,000)  $(13,568,000)
Charges not affecting cash:
  Depreciation and amortization .........           6,305,000      5,592,000
  Interest accretion on New Senior Notes
  and 10.25% Notes.......................           1,981,000        742,000
  Loss from investment in TeleNoticias ..           3,120,000      3,088,000
  Loss on disposal of TeleNoticias ......           2,441,000              -
  Extraordinary item-loss on
    extinguishment of debt ..............          17,243,000              -
  Changes in assets and liabilities:
  Accounts receivable....................          (2,966,000)     7,187,000
  Television programming ................          (2,677,000)      (828,000)
  Television programming obligations.....           1,009,000      1,222,000
  Accounts payable and accrued expenses
   and other ............................           6,260,000       (593,000)
                                                 ------------    -----------
                                                    3,592,000      2,842,000
                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of cash
  acquired ..............................         (43,973,000)             -
Additions to property and equipment......          (3,540,000)    (1,868,000)
Investment in TeleNoticias...............          (1,704,000)    (1,000,000)
Disposal of TeleNoticias, net............          (2,278,000)   -----------    --

                                                  (51,495,000)    (2,868,000)
                                                 ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of New
  Senior Notes ..........................         169,981,000              -
Repurchase of 10.25% Notes, consent fee
  and related costs......................        (118,993,000)             -
Payments of obligations under capital
  leases ................................            (352,000)      (286,000)
Borrowings under revolving credit
  facility ..............................           7,759,000      4,500,000
Payments under revolving credit
  facility ..............................         (10,000,000)      (216,000)
Payments of reorganization items,
  liabilities subject to settlement under
  under Chapter 11 proceedings and other
  settlement payments ...................            (581,000)    (4,734,000)
                                                 ------------    -----------
                                                   47,814,000       (736,000)
                                                 ------------    -----------

Increase (decrease) in cash and cash
  equivalents ...........................             (89,000)      (762,000)
Cash and cash equivalents, beginning of
  period ................................           3,199,000      1,850,000
                                                 ------------    -----------
Cash and cash equivalents, end of
  period ................................        $  3,110,000    $ 1,088,000
                                                 ============    ===========

Supplemental cash flow information:
  Interest paid .........................        $  2,132,000    $ 5,991,000
                                                 ============    ===========
  Income taxes paid, including
    Puerto Rico withholding taxes .......        $  1,872,000    $ 1,509,000
                                                 ============    ===========

Non-cash investing activities:
  Note receivable and escrow deposit
    associated with disposal of
    TeleNoticias, net of accrued
    liabilities .........................        $    118,000              -
                                                 ============   ============


See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at June 30, 1996, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1995, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

Net loss per share for the three and six months ended June 30, 1996 and 1995 is calculated by dividing the net loss by the average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive.

Reclassifications

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.

3.  ACQUISITION AND REFINANCING

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44"), which owns WSNS-TV, Channel 44 in Chicago, which has been the Company's largest affiliated station (the "Acquisition"). The purchase price for the Acquisition was approximately $44.6 million of cash and $1.3 million of costs and other liabilities associated with the Acquisition. The allocation of the $45.9 million purchase price among property and equipment and broadcast licenses and reorganization value in excess of amounts allocable to identifiable assets is an estimate. An independent appraisal firm contracted by the Company is currently in the process of assisting with the allocation of the purchase price between the assets acquired. The operations of Video 44 are consolidated with those of the Company and the interest, subject to a minimum annual preferred distribution, attributable to the partner which owns the remaining 25.5% of the venture, is reflected in the accompanying financial statements as minority interest.

On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of 10.5% Senior Notes due 2006 (the "New Senior Notes"), the proceeds of which were used primarily for the Acquisition and to repurchase $116.7 million principal amount of its 10.25% Notes (the "10.25% Notes"), representing approximately 99.8% of the aggregate outstanding principal amount of the 10.25% Notes, tendered in a repurchase offer which commenced on November 27, 1995 (the "Repurchase"). A supplemental indenture covering the 10.25% Notes also became operative on February 26, 1996. The supplemental indenture contains amendments to the indenture governing the 10.25% Notes which had been consented to by holders of a majority of the outstanding principal amount of the 10.25% Notes pursuant to a consent solicitation.

The New Senior Notes were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum. The New Senior Notes require semi-annual interest payments at the rate of 7% per annum on their principal amount at maturity through and including February 15, 1999, and after such date will bear interest at a rate of 10.5% per annum on their principal amount at maturity.
The $175.2 million of gross proceeds were used for the Acquisition, the Repurchase, the consent solicitation, related fees and expenses, and for general corporate purposes, including reducing the amount outstanding under the Company's credit facility by $5.0 million.

4. INVESTMENT IN AND DISPOSAL OF TELENOTICIAS

Since July 1994, Telemundo, through Telemundo News Network, Inc. ("TNNI"), a wholly-owned subsidiary of the Company, had held a 42% interest in Telenoticias del Mundo, L.P. ("TeleNoticias"), an international Spanish-language news service. On June 26, 1996, TNNI acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million (the "Purchase"). Contemporaneous with the Purchase, the Company sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. ("CBS") (the "Sale"). The total consideration for the Sale was $5.0 million in cash and a $1.25 million note from CBS, which bears no interest and is payable five years after the closing date, which has been recorded at its present value of $750,000. The consideration for the Sale is subject to certain post-closing adjustments, and $1.0 million of the cash consideration paid by CBS is being held in escrow as a reserve for such post-closing adjustments. These transactions, when combined with the Company's net investment in TeleNoticias, comprising capital contributions and advances made and losses recognized in the operations of TeleNoticias through the date of Sale, resulted in a loss on disposal of TeleNoticias of $2.4 million.

In addition, Telemundo (and certain of its subsidiaries) and CBS entered into a number of agreements relating to news activities, including an agreement under which CBS will produce the Company's nightly national and international newscasts for a period of five years. The Company also entered into other agreements including the rental of the TeleNoticias studio facility in the Company's network operations center to CBS, the provision of certain technical and other services by the Company to CBS, and the provision of certain other news services by CBS to the Company.

In connection with the Purchase, all outstanding disputes among TNNI and its former partners were resolved, including the dismissal of the October 16, 1995 legal action commenced by TNNI in New York State Court relating to certain corporate governance and other issues.

The following summarized, unaudited pro forma results of operations for the six months ended June 30, 1996 and 1995 assume the Acquisition, the Repurchase and the issuance of the New Senior Notes occurred as of the beginning of the respective periods. Items associated with TeleNoticias are excluded from the pro forma amounts, including the "Loss on investment in TeleNoticias" and the "Loss from disposal of TeleNoticias" amounts which are on the Company's Consolidated Statement of Operations.



Six Months Ended June 30                         1996             1995
- ----------------------------------------------------------------------
Net revenue .........................    $ 95,081,000     $ 87,327,000
Loss before extraordinary item ......      (7,473,000)     (11,420,000)
Net loss ............................     (24,716,000)     (29,808,000)

Per share:
  Loss before extraordinary item ....          $ (.75)         $ (1.14)
  Net loss...........................           (2.47)           (2.98)



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
- ------------------------------------------------------------------------------
Introduction

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

Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue, particularly in Puerto Rico, reflects seasonal patterns with respect to advertiser expenditures. The first quarter generally produces the lowest level of revenue due to the reduced demand for advertising time, while the fourth quarter generally produces the highest. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced.

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

Results of Operations

Net revenue for the three and six month periods ended June 30, 1996 as compared to the corresponding periods of 1995 were as follows:


                             Three Months Ended                    Six Months Ended
                                  June 30                              June 30
                           ------------------------           ----------------------------
                                  1996         1995   Change          1996            1995    Change
                           -----------  -----------   ------  ------------  --------------    ------
Net Commercial Air Time:

  Continental U.S.:
    Network and National
      Spot ..............  $23,064,000  $18,014,000     28%    $39,025,000    $32,546,000      20%
    Local ...............   13,159,000    9,839,000     34%     22,587,000     18,522,000      22%
                           -----------  -----------            -----------    -----------

                            36,223,000   27,853,000     30%     61,612,000     51,068,000      21%
    Puerto Rico..........   10,579,000    9,577,000     10%     17,460,000     15,644,000      12%
                           -----------  -----------            -----------     ----------
                            46,802,000   37,430,000     25%     79,072,000     66,712,000      19%

    Other................    7,509,000    6,110,000     23%     13,506,000     11,723,000      15%
                           -----------  -----------            -----------     ----------
                           $54,311,000  $43,540,000     25%    $92,578,000    $78,435,000      18%
                           ===========  ===========            ===========    ===========

The increase in network and national spot revenue for both the three and six month periods ended June 30, 1996 as compared to the corresponding periods of 1995 is the result of the higher average audience share achieved in the fourth quarter of 1995 and the first quarter of 1996 relative to the comparable periods of the prior years, the growth in the overall Spanish-language television market and the acquisition of WSNS-TV in Chicago. The Company's average share of the weekday Spanish-language television network audience was 26% in the first quarter of 1996 compared to 22% in the first quarter of 1995 and 26% during the fourth quarter of 1995 compared to 24% during the fourth quarter of 1994. A change in audience share typically has a delayed effect on revenue. Although the Company's average share of the weekday Spanish-language television network audience was 23% in the second quarter 1996 compared to 24% in the second quarter of 1995, the Company expects revenue for the third quarter of 1996 (excluding the impact of the addition of WSNS) to increase from the prior year as a result of the growth in the overall Spanish-language television market and enhanced sales efforts. In mid-August 1996, the Company introduced broad new programming initiatives, including the launch of the first telenovela from its co-production alliance in Mexico, which are expected to improve its audience share.

Excluding the impact of WSNS, which is reflected in the financial statements effective February 27, 1996, network and national spot revenue would have increased by 18% and 13% for the three and six month periods ended June 30, 1996, respectively.

The increase in local revenue for the three and six month periods is the result of an increase in local revenue at all major stations and the acquisition of WSNS. Excluding the impact of WSNS, local revenue would have increased by 14% and 7% for the three and six month periods ended June 30, 1996, respectively.

The increase in commercial air time revenue in Puerto Rico is the result of WKAQ obtaining a larger share of the overall advertising market, due primarily to an increase in its prime time audience share. In addition, WKAQ continued to leverage its dominant audience share through enhanced marketing efforts.

Other revenue increased for the three and six month periods primarily due to sales of blocks of broadcast time and the acquisition of WSNS. Excluding the impact of WSNS, other revenue would have increased by 8% and 7% for the three and six month periods ended June 30, 1996, respectively.

Direct operating costs increased by 14% and 8% for the three and six month periods ended June 30, 1996, respectively, from the corresponding periods of the prior year. This was the result of an increase in programming and station operating costs, including WKAQ, as well as costs attributable to WSNS from the date of acquisition. Excluding WSNS, direct operating expenses would have increased by 9% and 6% for the three and six month periods ended June 30, 1996, respectively.

Selling, general and administrative expenses other than network and corporate increased by 23% and 17% for the three and six month periods ended June 30, 1996, respectively, from the corresponding periods of the prior year, which was primarily the result of the acquisition of WSNS. Excluding WSNS, selling, general and administrative expenses would have increased by 4% for both the three and six month periods ended June 30, 1996, respectively.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, increased by 7% and 1% for the three and six month periods ended June 30, 1996, respectively, from the corresponding periods of the prior year.

Corporate expenses increased by 6% and 1% for the three and six month periods ended June 30, 1996, respectively, from the corresponding periods of the prior year.

As a result of the revenue and expense items discussed above, operating income before depreciation and amortization improved by $5.5 million and $7.6 million for the three and six month periods ended June 30, 1996, respectively, from the comparable periods of the prior year.

Interest expense, net of interest income, for the three and six month periods ended June 30, 1996 totaled $5.1 million and $8.9 million, respectively, as compared to $3.6 million and $7.1 million for the corresponding periods of the prior year. Interest expense for the current periods includes (i) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "New Senior Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, and (iii) amortization of deferred issuance costs for the New Senior Notes. Interest expense during the three and six months ended June 30, 1995 primarily represents interest accrued and accreted on the 10.25% Notes. Interest expense was offset by $32,000 and $31,000 of interest income for the three months ended June 30, 1996 and 1995, respectively, and by $122,000 and $110,000 for the six months ended June 30, 1996 and 1995, respectively.

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

Loss from investment in TeleNoticias represents the Company's
42% share of TeleNoticias' net loss, and related costs through June 25, 1996. In addition, the loss on disposal of TeleNoticias of $2.4 million resulted from the disposal of the Company's interests in TeleNoticias. See further discussion in Liquidity and Sources of Capital.

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in each of the periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The Company's use of its net operating and capital loss carryforwards incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be significantly limited each year subsequent to December 31, 1994.

Liquidity and Sources of Capital

The Company's cash flows provided from operating activities were $3.6 million and $2.8 million for the six months ended
June 30, 1996 and 1995, respectively. The increase was a result of the improvement in operating income before depreciation and amortization in the six months ended June
30, 1996 which was partially offset by changes in certain asset and liability accounts, including those related to WSNS.

The Company had working capital of $32.2 million at June 30, 1996.

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in Video 44, which owns WSNS-TV, Channel 44 in Chicago, which has been the Company's largest affiliated station (the "Acquisition"). The purchase price was approximately $45.9 million, including costs and liabilities associated with the Acquisition. On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of New Senior Notes, the proceeds of which were used primarily for the Acquisition and to repurchase approximately $116.7 million principal amount of its 10.25% Notes, representing approximately 99.8% of the aggregate outstanding principal amount, tendered in a repurchase offer which commenced on November 27, 1995 (the "Repurchase").

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

The New Senior Notes were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum. The New Senior Notes require semi-annual interest payments at the rate of 7% per annum on their principal amount at maturity through and including February 15, 1999, and after such date will bear interest at a rate of 10.5% per annum on their principal amount at maturity. The $175.2 million of gross proceeds were used for the Acquisition, the Repurchase, the consent solicitation, related fees and expenses, and for general corporate purposes, including reducing the amount outstanding under the Company's credit facility by $5.0 million.

Since July 1994, Telemundo, through Telemundo News Network, Inc. ("TNNI"), a wholly-owned subsidiary of the Company, had held a 42% interest in Telenoticias del Mundo, L.P. ("TeleNoticias"), an international Spanish-language news service. On June 26, 1996, TNNI acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million (the "Purchase"). Contemporaneous with the Purchase, the Company sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. ("CBS") (the "Sale"). The total consideration for the Sale was $5.0 million in cash and a $1.25 million note from CBS, which bears no interest and is payable five years after the closing date, which has been recorded at its present value of $750,000. The consideration for the Sale is subject to certain post-closing adjustments, and $1.0 million of the cash consideration paid by CBS is being held in escrow as a reserve for such post-closing adjustments. These transactions, when combined with the Company's net investment in TeleNoticias, comprising capital contributions and advances made and losses recognized in the operations of TeleNoticias through the date of Sale, resulted in a loss on disposal of TeleNoticias of $2.4 million.

In addition, Telemundo (and certain of its subsidiaries) and CBS entered into a number of agreements relating to news activities, including an agreement under which CBS will produce the Company's nightly national and international newscasts for a period of five years at a cost which is less than the license fee which the Company had paid to TeleNoticias for such newscasts. The Company also entered into other agreements including the rental of the TeleNoticias studio facility to CBS, the provision of certain technical and other services by the Company to CBS, and the provision of certain other news services by CBS to the Company. These agreements will generate net expense savings and additional sources of income for the Company, some of which will be reinvested in ongoing operations, including programming and promotion initiatives. As a result of such reinvestment, the net impact from the agreements on the Company's 1996 operating results is not expected to be material.

In connection with the Purchase, all outstanding disputes among TNNI and its former partners were resolved, including the dismissal of the October 16, 1995 legal action commenced by TNNI in New York State Court relating to certain corporate governance and other issues.

The Company anticipates that capital expenditures of approximately $4.3 million will be made during the second half of 1996 for the general replacement or upgrading of equipment at all stations and upgrading of facilities, and an additional $1.2 million will be expended for modifications to the WKAQ facility.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at June 30, 1996. Approximately $3.8 million was outstanding under the credit facility at June 30, 1996. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- -----------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On June 12, 1996, the registrant held its 1996 Annual
Meeting of Stockholders. At the meeting, the stockholders elected a board of directors of nine members.

     The votes cast at the meeting were as follows:

     Director Nominees

     Series A Directors

                                            For           Withheld
     Alan Kolod                          4,705,084        112,065
     Barry W. Ridings                    4,705,084        112,065
     Daniel D. Villanueva                4,705,084        112,065
     David E. Yurkerwich                 4,705,084        112,065

     Series B Directors                     For           Withheld
     Leon D. Black                       3,292,544           0
     Guillermo Bron                      3,292,544           0
     Roland A. Hernandez                 3,292,544           0
     Bruce H. Spector                    3,292,544           0
     Edward M. Yorke                     3,292,544           0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)   Exhibits
           --------

           27.1  Financial Data Schedule.

     (b)   Reports on Form 8-K
           -------------------

           During the three months ended June 30, 1996, the Company filed the following reports on Form 8-K:

             (1) Report dated February 26, 1996 on Form 8-K/A
                   which amended the Form 8-K regarding the purchase of Video 44 and the Indenture for the 10.5% Senior Notes due 2006.

             (2) Report dated June 26, 1996 regarding the
                   sale of the Company's interest in, and
                   settlement of certain litigation relating to, Telenoticias del Mundo, L.P.


                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TELEMUNDO GROUP, INC.
                                     (Registrant)



                                 /s/ Peter J. Housman II
                                 -----------------------------
Date:  August 13, 1996.          Peter J. Housman II
                                 (Authorized Officer and Chief
                                    Financial Officer)