Form 10-Q
period 1996-09-30
TELEMUNDO GROUP INC
filed 1996-11-13
CIK 806083

-------------------------------------------------------------------------

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ----   -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.    Yes  X     No
             ------     -----

     As of November 8, 1996, 10,150,215 shares of Common
Stock of Telemundo Group, Inc. were outstanding.

-------------------------------------------------------------------------

           TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                            INDEX





                                                                     Page No.
                                                                     --------


PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

    Consolidated Statements of Operations for
      the Three and Nine Months Ended September 30, 1996 and
      1995 (Unaudited)............................................       2

    Consolidated Balance Sheets at September 30, 1996 (Unaudited)
      and December 31, 1995.......................................       3

    Consolidated Statement of Changes in Common
      Stockholders' Equity for the Nine Months Ended
      September 30, 1996 (Unaudited)..............................       4

    Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1996 and 1995 (Unaudited)...............       5

    Notes to Consolidated Financial Statements (Unaudited)........       6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition........       9


PART II.  OTHER INFORMATION, AS APPLICABLE........................      15


SIGNATURES .......................................................      16


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)

                                     Three Months Ended                        Nine Months Ended
                                       September 30                              September 30
                              ---------------------------------        --------------------------------
                                       1996                1995                 1996               1995
---------------------------------------------------------------        --------------------------------

Net revenue.................    $51,002,000         $41,413,000         $143,580,000       $119,848,000
                                -----------         -----------         ------------       ------------
Costs and expenses:
 Direct operating costs.....     21,994,000          18,945,000           65,243,000         58,837,000
 Selling, general and
   administrative expenses
   other than network and
   corporate................      9,884,000           8,655,000           30,067,000         25,917,000
 Network expenses...........      6,353,000           6,189,000           21,727,000         21,342,000
 Corporate expenses.........      1,413,000           1,110,000            3,652,000          3,327,000
 Depreciation and
   amortization.............      3,259,000           3,061,000            9,564,000          8,653,000
                                -----------         -----------         ------------       ------------
                                 42,903,000          37,960,000          130,253,000        118,076,000
                                -----------         -----------         ------------       ------------
Operating income............      8,099,000           3,453,000           13,327,000          1,772,000

Interest expense - net......     (5,029,000)         (3,647,000)         (13,914,000)       (10,756,000)
Loss from investment in
  TeleNoticias..............              -          (1,502,000)          (3,120,000)        (4,590,000)
Loss on disposal of
  TeleNoticias..............              -                   -           (2,441,000)                 -
                                -----------         -----------         ------------       ------------

Income (loss) before income
  taxes, minority interest
  and extraordinary item....      3,070,000          (1,696,000)          (6,148,000)       (13,574,000)
Income tax provision........     (1,006,000)           (844,000)          (2,821,000)        (2,534,000)
Minority interest...........       (636,000)                  -           (1,484,000)                 -
                                -----------         -----------         ------------       ------------
Income (loss) before
  extraordinary item........      1,428,000          (2,540,000)         (10,453,000)       (16,108,000)
Extraordinary item-loss on
  extinguishment of debt....              -                   -          (17,243,000)                 -
                                -----------         -----------         ------------       ------------
Net income loss.............    $ 1,428,000         $(2,540,000)        $(27,696,000)      $(16,108,000)
                                ===========         ===========         ============       ============

Earnings (loss) per share:
  Primary:
    Earnings (loss) before
      extraordinary item....             $.13               $(.25)              $(1.04)          $(1.61)
    Extraordinary item......                -                   -                (1.72)               -
                                         ----                ----               ------           ------
    Net earnings (loss).....             $.13               $(.25)              $(2.76)          $(1.61)
                                         ====               =====               ======           ======
  Weighted average
    number of shares........       11,111,000          10,000,000           10,021,000       10,000,000
                                   ==========          ==========           ==========       ==========
  Fully diluted:
    Earnings (loss) before
      extraordinary item....           $.13               $(.25)              $(1.04)          $(1.61)
    Extraordinary item......              -                   -                (1.72)               -
                                       ----               -----               ------           ------
    Net earnings (loss).....           $.13               $(.25)              $(2.76)          $(1.61)
                                       ====               =====               ======           ======

  Weighted average number
    of shares...............     11,217,000          10,000,000           10,021,000       10,000,000
                                 ==========          ==========           ==========       ==========


See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets                                         September 30       December 31
                                                       1996              1995
-----------------------------------------------------------------------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents...........         $  5,023,000      $  3,199,000
  Accounts receivable, less allowance
    for doubtful accounts of
    $3,171,000 and $2,650,000.........           46,915,000        45,801,000
  Television programming..............           15,276,000        13,063,000
  Prepaid expenses and other..........            6,595,000         4,537,000
                                               ------------      ------------
    Total current assets..............           73,809,000        66,600,000
Property and equipment - net..........           63,049,000        60,538,000
Television programming................            3,792,000         3,195,000
Other assets..........................            7,130,000         2,175,000
Investment in and receivable from
  TeleNoticias........................                    -         1,751,000
Broadcast licenses and reorganization
  value in excess of amounts allocable
  to identifiable assets - net........          134,108,000        90,200,000
                                               ------------      ------------
                                               $281,888,000      $224,459,000
                                               ============      ============


Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------

Current liabilities:
  Accounts payable....................         $  9,145,000      $  7,318,000
  Accrued expenses and other..........           24,961,000        19,371,000
  Television programming obligations..            4,814,000         4,370,000
                                               ------------      ------------
    Total current liabilities.........           38,920,000        31,059,000
Long-term debt........................          178,402,000       108,032,000
Capital lease obligations.............            6,128,000         6,662,000
Television programming obligations....              581,000           552,000
Other liabilities.....................           19,029,000        17,903,000
                                               ------------      ------------
                                                243,060,000       164,208,000
                                               ------------      ------------

Minority interest.....................            5,223,000                 -
                                               ------------      ------------
Contingencies and commitments

Common stockholders' equity:
  Series A Common Stock,
    $.01 par value, 14,388,394
    shares authorized,6,564,968 and
    5,933,865 shares outstanding at
    September 30, 1996 and
    December 31, 1995.................               66,000            59,000
  Series B Common Stock,
    $.01 par value, 5,611,606 shares
    authorized, 3,585,232 and
    4,066,335 shares outstanding at
    September 30, 1996 and
    December 31, 1995.................               36,000            41,000
Additional paid-in capital............           71,287,000        70,239,000
Retained earnings (deficit)...........          (37,784,000)      (10,088,000)
                                               ------------      ------------
                                                 33,605,000        60,251,000
                                               ------------      ------------
                                               $281,888,000      $224,459,000
                                               ============      ============

See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)


                               Number of                 Common
                                Shares                    Stock
                              Outstanding
                         ----------------------    -------------------

                          Series A     Series B    Series A   Series B    Additional         Retained         Common
                            Common       Common      Common     Common       Paid-In         Earnings   Stockholders'
                             Stock        Stock       Stock      Stock       Capital        (Deficit)        Equity
                         ---------    ---------    --------   --------   -----------    -------------   ------------
Balance, 12/31/95...     5,933,865    4,066,335    $ 59,000   $ 41,000   $70,239,000     $(10,088,000)  $ 60,251,000

Net loss............             -            -           -          -             -      (27,696,000)   (27,696,000)

Issuance of stock
  pursuant to
  exercise of stock
  options...........       150,000            -       2,000          -     1,048,000                -      1,050,000

Stock conversions...       481,103     (481,103)      5,000     (5,000)            -                -              -
                         ---------    ---------    --------   --------   -----------     ------------   ------------

Balance, 9/30/96....     6,564,968    3,585,232    $ 66,000   $ 36,000   $71,287,000     $(37,784,000)  $ 33,605,000
                         =========    =========    ========   ========   ===========     ============   ============







See notes to consolidated financial statements



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

Nine Months Ended September 30                          1996             1995
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................          $  (27,696,000)    $(16,108,000)
Charges not affecting cash:
  Depreciation and amortization.....               9,564,000        8,653,000
   Interest accretion on New Senior
     Notes and 10.25% Notes.........               3,240,000        1,113,000
   Loss from investment in
     TeleNoticias...................               3,120,000        4,590,000
   Loss on disposal of
     TeleNoticias...................               2,441,000                -
Extraordinary item-loss on
  extinguishment of debt............              17,243,000                -
Changes in assets and liabilities:
  Accounts receivable...............              (1,114,000)       9,735,000
  Television programming............              (2,810,000)        (719,000)
  Television programming
    obligations.....................                 473,000          752,000
  Accounts payable and accrued
    expenses and other..............               5,786,000        5,463,000
                                              --------------     ------------
                                                  10,247,000       13,479,000
                                              --------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of
  cash acquired.....................             (43,973,000)               -
Additions to property and
  equipment.........................              (5,003,000)      (4,274,000)
Investment in TeleNoticias..........              (1,704,000)        (775,000)
Disposal of TeleNoticias, net.......              (2,519,000)               -
                                              --------------     ------------
                                                 (53,199,000)      (5,049,000)
                                              --------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of New
  Senior Notes......................             169,981,000                -
Repurchase of 10.25% Notes,
  consent fee and related costs.....            (118,993,000)               -
Payments of obligations under
  capital leases....................                (470,000)        (413,000)
Borrowings under revolving credit
  facility..........................               7,900,000        4,718,000
Payments under revolving credit
  facility..........................             (13,897,000)        (216,000)
Proceeds from exercise of
  stock options.....................               1,050,000                -
Payments of reorganization items,
  liabilities subject to settlement
  under Chapter 11 proceedings
  and other settlement payments.....                (795,000)      (5,339,000)
                                              --------------     ------------
                                                  44,776,000       (1,250,000)
                                              --------------     ------------

Increase in cash and
  cash equivalents..................               1,824,000        7,180,000
Cash and cash equivalents,
  beginning of period...............               3,199,000        1,850,000
                                              --------------     ------------
Cash and cash equivalents,
  end of period.....................          $    5,023,000     $  9,030,000
                                              ==============     ============

Supplemental cash flow information:
  Interest paid.....................          $    8,585,000     $  5,991,000
                                              ==============     ============
  Income taxes paid, including
    Puerto Rico withholding taxes...          $    2,250,000     $  1,707,000
                                              ==============     ============

Non-cash investing activities:
  Note receivable and escrow
  deposit associated with
  disposal of TeleNoticias, net of
  accrued liabilities...............          $      596,000     $          -
                                              ==============     ============


See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at September 30, 1996, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1995, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share

Primary and fully diluted earnings per share for the three months ended September 30, 1996 is calculated by dividing net income by the weighted average number of shares, including the dilutive effect of outstanding stock options and warrants as common stock equivalents calculated under the treasury stock method.

Net loss per share for the three and nine months ended September 30, 1995 and for the nine months ended September 30, 1996 is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive. Primary and fully diluted net loss per share are the same for each of these periods.

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

The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995, assume the Acquisition, the Repurchase and the issuance of the New Senior Notes occurred as of the beginning of the respective periods. Items associated with TeleNoticias are excluded from the pro forma amounts, including the "Loss from investment in TeleNoticias" and the "Loss on disposal of TeleNoticias" amounts which are on the Company's Consolidated Statements of Operations.

     Nine Months Ended September 30                1996            1995
     ------------------------------------------------------------------

     Net revenue........................    $146,082,000    $133,105,000
     Loss before extraordinary item.....      (5,452,000)    (12,897,000)
     Net loss...........................     (22,695,000)    (31,235,000)

     Per share:
        Loss before extraordinary item..           $(.54)         $(1.29)
        Net loss........................          $(2.24)         $(3.12)







TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
-----------------------------------------------------------------------------

Introduction

Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 57 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and related notes. Except for the historical information contained herein, certain matters discussed herein are forward looking disclosures that involve risks and uncertainties including (without limitation) those risks associated with the impact of competition, the effect of economic and market conditions, litigation, the impact of current or pending legislation and regulation, the availability of programming, and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.




Results of Operations

Net revenue for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods of 1995 were as follows:


                                    Three Months Ended                        Nine  Months Ended
                                       September 30                              September 30
                                 -------------------------             --------------------------------

                                         1996         1995   Change                1996            1995      Change
                                 ------------  -----------   ------     ---------------  --------------      ------      ------
Net Commercial Air Time:
  Continental U.S.:
    Network and National Spot... $ 20,145,000  $16,099,000    25%       $   59,162,000   $   48,768,000        21%
    Local ......................   12,238,000    9,403,000    30%           34,743,000       27,801,000        25%
                                  -----------  -----------              ---------------  --------------

                                   32,383,000   25,502,000    27%           93,905,000       76,569,000        23%
    Puerto Rico ................   11,151,000    9,364,000    19%           28,611,000       25,008,000        14%
                                  -----------  -----------              --------------   --------------

                                   43,534,000   34,866,000    25%          122,516,000      101,577,000        21%
Other ..........................    7,468,000    6,547,000    14%           21,064,000       18,271,000        15%
                                  -----------  -----------              --------------   --------------
                                  $51,002,000  $41,413,000    23%       $  143,580,000   $  119,848,000        20%
                                  ===========  ===========              ==============   ==============


The increase in network and national spot revenue for the three and nine month periods ended September 30, 1996 as compared to the corresponding period of the prior year is the result of the continued growth in the overall Spanish-language television market, the acquisition of WSNS-TV in Chicago, and changes in audience share. A change in audience share typically has a delayed effect on revenue. The Company's average share of the weekday Spanish-language television network audience for each of the trailing four quarters ended September 30, 1996 was 26%, 26%, 23% and 23% compared to 24%, 22%, 24% and 25% for the corresponding periods of the prior year. The Company expects revenue for the fourth quarter of 1996 (excluding the impact of the addition of WSNS) to increase from the prior year as a result of the growth in the overall Spanish-language television market and enhanced sales efforts.

Excluding the impact of WSNS, which is reflected in the financial statements effective February 27, 1996, network and national spot revenue would have increased by 15% and 13% for the three and nine month periods ended September 30, 1996, respectively.

The increase in local revenue for the three and nine month periods is the result of a significant increase at KVEA (Los Angeles), increases at other major owned and operated stations, and the acquisition of WSNS. Excluding the impact of WSNS, local revenue would have increased by 14% and 10% for the three and nine month periods ended September 30, 1996, respectively.

The increase in commercial air time revenue in Puerto Rico is the result of WKAQ obtaining a larger share of the overall advertising market, including political advertising, due primarily to an increase in its prime time audience share.
In addition, WKAQ continued to leverage its dominant audience share through enhanced marketing efforts. These factors more than offset revenue lost in September as a result of Hurricane Hortense, which could approximate $500,000, as advertisers reduced their spending when businesses and services, including electricity, were disrupted. The Company expects to recover lost revenue during the fourth quarter as advertisers have re-scheduled their advertising campaigns.

Other revenue increased for the three and nine month periods primarily due to sales of blocks of broadcast time and the acquisition of WSNS. Excluding the impact of WSNS, other revenue would have increased by 5% and 7% for the three and nine month periods ended September 30, 1996, respectively.

Direct operating costs increased by 16% and 11% for the three and nine month periods ended September 30, 1996, respectively, from the corresponding periods of the prior year. This was primarily the result of an increase in programming costs, including WKAQ, as well as costs attributable to WSNS. Excluding WSNS, direct operating expenses would have increased by 13% and 8% for the three and nine month periods ended September 30, 1996, respectively.

Selling, general and administrative expenses, other than network and corporate, increased by 14% and 16% for the three and nine month periods ended September 30, 1996, respectively, from the corresponding periods of the prior year, which was primarily the result of the acquisition of WSNS. Excluding WSNS, selling, general and administrative expenses would have increased by less than 1% for the three month period and 3% for the nine month period ended September 30, 1996, respectively.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, increased by 3% and 2% for the three and nine month periods ended September 30, 1996, respectively, from the corresponding periods of the prior year.

Corporate expenses increased by $303,000 and $325,000 for the three and nine month periods ended September 30, 1996, respectively, from the corresponding periods of the prior year. The increase was primarily a result of an increase in accrued executive incentive compensation and the addition of WSNS.

As a result of the revenue and expense items discussed above, operating income before depreciation and amortization improved by $4.8 million and $12.5 million for the three and nine month periods ended September 30, 1996, respectively, from the comparable periods of the prior year.

Interest expense, net of interest income, for the three and nine month periods ended September 30, 1996 totaled $5.0 million and $13.9 million, respectively, as compared to $3.6 million and $10.8 million for the corresponding periods of the prior year. Interest expense for the current periods includes (i) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "New Senior Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, (ii) amortization of deferred issuance costs for the New Senior Notes, (iii) interest and fees associated with the Company's revolving credit facility, and (iv) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26,
1996). Interest expense during the three and nine months ended September 30, 1995 primarily represents interest accrued and accreted on the 10.25% Notes. Interest expense was offset by $93,000 and $54,000 of interest income for the three months ended September 30, 1996 and 1995, respectively, and by $215,000 and $164,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in each of the periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to foreign operations, and certain federal and state income and franchise taxes. The Company's use of its net operating and capital loss carryforwards incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be significantly limited each year subsequent to December 31, 1994.


Liquidity and Sources of Capital

The Company's cash flows provided from operating activities were $10.2 million and $13.5 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease was a result of the improvement in operating income before depreciation and amortization in the nine months ended September 30, 1996 which was more than offset by changes in certain asset and liability accounts, including funding WSNS's initial working capital requirements.

The Company had working capital of $34.9 million at September
30, 1996.

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

The Company anticipates that capital expenditures of approximately $3.2 million will be made during the remainder of 1996 for the general replacement or upgrading of equipment at all stations and upgrading of facilities, and an additional $800,000 will be expended for modifications to the WKAQ facility.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at September 30, 1996. No amounts were outstanding under the credit facility at September 30, 1996. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.




TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
-----------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              10.1  Employment Agreement dated as of June 11,
              1996 between the Company and Donald J. Tringali.

              10.2 Nonqualified Stock Option Agreement dated as of June 11, 1996 between the Company and Donald J.
              Tringali.

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8K were filed during the quarter ended September 30, 1996.







                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               TELEMUNDO GROUP, INC.
                                    (Registrant)



                               /s/ Peter J. Housman II
Date:  November 12, 1996       -------------------------------------
                               Peter J. Housman II
                               (Authorized Officer and
                                  Chief Financial Officer)