Form 10-K
period 1996-12-31
TELEMUNDO GROUP INC
filed 1997-04-01
CIK 806083

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  _________

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                           Commission File Number 0-16099
                                  ___________

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

       Registrant's telephone number, including area code: (305) 884-8200
                               ___________

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                   Series A Common Stock, $.01 par- value
                  Series A Common Stock Purchase Warrants
                               ___________

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

	Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x]

	As of March 26, 1997, 10,164,156 shares of Common Stock of Telemundo Group, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $175,786,000. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not be deemed affiliates for any other purpose.

	DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of Telemundo Group, Inc. 1996 Annual Report to Stockholders -
	Parts II and IV.
(2)	Portions of Telemundo Group, Inc. Proxy Statement for the 1997 Annual
	Meeting of Stockholders - Part III.
=============================================================================


                            TABLE OF CONTENTS

                                                                      Page

PART I
   Item 1.	BUSINESS.............................................      2
   Item 2.	PROPERTIES...........................................     11
   Item 3.	LEGAL PROCEEDINGS....................................     12
   Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..     12

PART II
   Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS........................     12
   Item 6.	SELECTED FINANCIAL DATA..............................     12
   Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION.................     13
   Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........     13
   Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE................     13

PART III
   Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...     13
   Item 11.	EXECUTIVE COMPENSATION...............................     13
   Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.........................................     13
   Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......     13

PART IV
   Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K........................................     13





	PART I

Item 1.	BUSINESS

	Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 59 markets in the U.S., including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Hispanics currently constitute approximately 10% of the U.S. population, or 27 million people, according to the U.S. Census Bureau, which also projects Hispanics to be the largest minority group in the United States by the year 2010. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. References to the U.S. exclude Puerto Rico unless otherwise noted.

	Telemundo completed the acquisition of a 74.5% interest in its Chicago affiliate, WSNS-TV ("WSNS"), on February 26, 1996 and now owns and operates full power Spanish-language television stations in the seven largest Hispanic Market Areas in the United States. "Market Area" or "DMA" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. ("Nielsen T.V.") and used by the television industry to describe a geographically distinct television market.

	The Company also distributes its programming through 13 owned and operated low-power television stations, 43 affiliated broadcast stations and 91 satellite direct cable affiliates. The Company's programming is carried on an additional 513 cable systems in markets served by broadcast stations in the Company's network.

	General Development of Business

	The Company was organized in May 1986 under the laws of Delaware and is the successor to John Blair & Company, formerly a diversified communications company ("Blair"). The Company began its United States network with three television stations in January 1987, providing approximately 18 hours per week of network programming. The Company now transmits Spanish-language programming 24-hours per day to its network of owned and operated stations and affiliates in the United
States. The Company increased its coverage from 65% of all U.S. Hispanic households at the beginning of 1989 to approximately 85% of all U.S. Hispanic households in March 1997. In July 1993 the Company consented to the entry of an order for relief under chapter 11 of the United States Code (the "Bankruptcy Code") and on December 30, 1994 consummated a plan of reorganization under the Bankruptcy Code.

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

	The Telemundo Network and Broadcast Operations

	The Company's television network covers 59 markets in the United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Coverage is achieved through seven full-power and 13 low-power owned and operated television stations, 43 affiliated broadcast stations and 91 satellite direct cable systems affiliated with the Company. The signal from the Company's owned and operated stations and broadcast affiliates is also carried on an additional 513 cable systems throughout the United States.

	The Company's Television Stations

	Since the acquisition of a majority interest in its full-power Chicago affiliate, the Company owns and operates eight full-power and 13 low-power Spanish-language television stations in the United States and Puerto Rico.

 Full-power Stations

	The Company's U.S. owned and operated full-power stations broadcast network programming and produce and broadcast local news and other limited programming focused on the audience in each of their respective local markets. Each full-power station also sells blocks of broadcast time during non-network programming hours to block time programmers. The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations.





                     Approximate
                      Hispanic       Hispanics as a   Ranking of Market     Number of other Spanish-   Ranking of Market
                     television        percentage     Area by number of     language television        Area by number of
Market Area          households in      of total      Hispanic television   stations operating in      total television
served and station   Market Area (1)  population (2)   households (1)       Market Area (3)	        households (1)
------------------   ---------------  --------------  --------------------  ----------------------    -----------------
Los Angeles, CA
  KVEA, Channel 52       1,362,000         37%                1                      2                        2
New York, NY
  WNJU, Channel 47         936,000         17%                2                      1                        1
Miami, FL
  WSCV, Channel 51         454,000         36%                3                      3                       16
Houston, TX
  KTMD, Channel 48         292,000         24%                4                      2                       11
San Francisco, CA
  KSTS, Channel 48         283,000         18%                5                      2                        5
Chicago, IL
  WSNS, Channel 44         282,000         13%                6                      1                        3
San Antonio, TX
  KVDA, Channel 60         281,000         50%                7                      2                       38
San Juan, PR
  WKAQ, Channel 2 (4)    1,132,000          -                 -                      6                        -
___________


(1)	Estimated by Nielsen for January 1, 1997.

(2)	Claritas, Inc., 1996, derived from U.S. Census Bureau data and other government statistics.

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

(4)	Source: Mediafax, Television Audience Measurements Puerto Rico,
November 1996.


	The information below regarding population growth and country of origin is from Claritas, Inc., 1996:

 Los Angeles: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. Los Angeles is the largest U.S. Hispanic market, representing approximately 18% of the Hispanic television households in the United States. An estimated 5.7 million Hispanics reside in the Los Angeles DMA, constituting approximately 37% of the Los Angeles
DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 1996, and immigration trends indicate that the Hispanic population will continue to grow rapidly. As a reflection of the significance of Spanish-language television, Spanish-language television programs periodically draw higher overall audience levels than all of the competing English-language programs in the Los Angeles Market Area. The Hispanic population in Los Angeles is predominantly Mexican in origin. In addition to a Univision station, Los Angeles has a local, independently-owned Spanish-language television station.

 New York: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 13% of the Hispanic television households in the United States. An estimated 3.2 million Hispanics reside in the New York DMA, constituting approximately 17% of the New York DMA population. The Hispanic population in New York increased by approximately 51% between 1980 and 1996. Although almost half of this market is of Puerto Rican origin, the New York Hispanic community is relatively diverse.

 Miami: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami-Ft. Lauderdale market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the Miami DMA, constituting approximately 36% of the Miami DMA population. It has been estimated that more than half of the population of Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 1996. Approximately 54% of Hispanics in Miami are of Cuban origin.

 Houston: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston-Galveston market. KTMD began operating as a Spanish-language station in 1987. The Houston-Galveston market is the fourth largest U.S. Hispanic market, in terms of households, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.1 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 24% of the Houston DMA population. The Hispanic population in Houston increased by approximately 125% between 1980 and 1996 and is principally of Mexican origin.

 San Francisco: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco-San Jose market. KSTS began operating as a Spanish-language station in 1987. The San Francisco-San Jose Hispanic market is the fifth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the U.S. An estimated 1.2 million Hispanics reside in the San Francisco DMA (which includes San Jose), constituting approximately 18% of the San Francisco DMA population. The Hispanic population in this market grew by approximately 82% from 1980 to 1996 and is over 68% of Mexican origin.

 Chicago: On February 26, 1996, the Company acquired a 74.5% interest in and now operates WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the sixth largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the U.S. An estimated 1.1 million Hispanics reside in the Chicago DMA, constituting approximately 13% of the Chicago DMA population. The Hispanic population grew by approximately 70% from 1980 to 1996 and approximates the overall ethnic mix of the U.S. Hispanic population base.

 San Antonio: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio, Texas market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the seventh largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 946,000 Hispanics reside in the San Antonio DMA, constituting approximately 50% of the San Antonio DMA population. The Hispanic population in San Antonio, which is principally of Mexican origin, increased by approximately 47% between 1980 and 1996.

 San Juan, Puerto Rico: The Company owns and operates television station WKAQ, Channel 2, in San Juan, which together with its affiliate, WOLE (channel 12 in Mayaguez), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.8 million.

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


                                                               Approximate
                                                                Hispanic
                                                               television
Area served and station(s)                                     households
--------------------------                                     ----------
Santa Fe, NM
(1): K52BS................................................      187,000
Sacramento, CA (1): K47DQ, K52CK, K61FI...................      142,000
Boston, MA: W32AY.........................................       86,000
Austin, TX (1): K11SF.....................................       75,000
Salinas-Monterey, CA: K15CU...............................       48,000
Odessa/Midland, TX (1): K60EE, K49CD......................       39,000
Colorado Springs, CO: K49CJ...............................       39,000
Santa Maria, CA: K27EI....................................       38,000
Salt Lake City, UT: K48EJ.................................       34,000
Abilene, TX: K40DX........................................       14,000
___________

(1)	These areas are served by more than one LPTV, including affiliated
LPTVs.

	Affiliates

	The Company currently provides programming to 134 affiliates serving 44 Hispanic markets in the United States. The Company's affiliates in these markets, which consist of 43 affiliated broadcast stations and 91 satellite direct cable affiliates that take the network's signal directly from the satellite, represent approximately 48% of the network's total coverage of the U.S. Hispanic market.

	The Company provides its affiliates with programming and retains the right to sell generally 50% to 60% of the commercial advertising time available during such programming. Affiliates generally carry the full network schedule. The Company also acts as the exclusive representative of the affiliates for national and regional spot advertising sales, and receives a commission on such sales. The Company is able to provide advertising sales representation services to affiliated stations by reason of a waiver of applicable regulations granted by the FCC. Revenue from the Company's representation services represented less than 1% of the total revenue of the Company in 1996.

	The Company's current contracts with its affiliates generally have two to five year terms and some provide for compensation to the affiliate. As of February 1997, no single affiliated station accounted for more than 3.2% of total network coverage.

	Programming

	The Company currently makes available Spanish-language programming 24-hours per day to its network, including movies, novelas, talk and entertainment shows, variety shows, national and international news, music and sporting events. More than 40% of such programming is produced by the Company at production facilities near Miami and Mexico City. In addition, the Company's owned and operated full-power stations and certain affiliates produce and broadcast local news and other limited programming focused on the audience in each of their respective local markets. The remainder of the Company's programming is purchased from various program suppliers primarily in Mexico and other Latin American countries.

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

	In May 1996, the Company announced that it had entered into an agreement to co-produce television programming with Mexican television network Television Azteca. The Telemundo/TV Azteca alliance encompasses a broad range of entertainment projects, including novelas, the most popular format of television programming among Spanish-language television viewers in the U.S. Novelas will be aired on the Telemundo network in the U.S. and on the TV Azteca network in Mexico, and syndicated internationally. The first project, Nada Personal, began airing on the Telemundo Network in August 1996.

	The programming lineup of WKAQ in Puerto Rico differs from that of the Company's network, but includes approximately 16 hours per week of Telemundo network programming. Through its production studios, WKAQ produces approximately 26 hours of programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal to purchase novelas, in the Puerto Rico market, produced by Grupo Televisa, S.A. de C.V. ("Televisa") pursuant to a programming agreement with approximately three years remaining. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

	The Company also sells the rights to broadcast its original programming in the international markets. Revenue from the syndication of the Company's programming represented approximately 1% of the Company's total net revenue in 1996.

	TeleNoticias

	From July 1994 through June 1996, Telemundo held a 42% interest in Telenoticias del Mundo, L.P. ("TeleNoticias"), an international Spanish-language news service. On June 26, 1996, Telemundo acquired the remaining 58% interest in TeleNoticias from its former partners (the "Purchase") and, contemporaneous with the Purchase, the Company sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. ("CBS").

	In addition, Telemundo and CBS entered into a number of agreements relating to news activities, including an agreement under which CBS will produce the Company's nightly network newscasts for a period of five years. The Company also entered into other agreements including the rental of the TeleNoticias studio facility in the Company's network operations center to CBS, the provision of certain technical and other services by the Company to CBS, and the provision of certain other news services by CBS to the Company.

	In connection with the Purchase, all outstanding disputes among Telemundo and its former partners were resolved, including the dismissal of the October 16, 1995 legal action commenced by Telemundo in New York State Court relating to certain corporate governance and other issues.

	Sales and Marketing

	The Company's principal source of revenue is the sale of network advertising time on its network and the sale of local and national spot advertising time on the Company's owned and operated television stations.

	The Company has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language media, to sell advertising time broadcast over the Company's entire network (network sales) and to sell advertising time in markets covered by the Company's owned and operated stations and affiliates (national spot sales). The Company has national sales offices in New York, Los Angeles, Miami, Chicago, San Francisco,
San Antonio, Dallas, Houston and Orange County, California.

	Each owned and operated full-power station also has a sales and marketing force to sell local and national spot advertising on its own behalf.

	The Company sells advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of the Company's 1996 total revenue. According to Hispanic Business Magazine, the top ten advertisers in Spanish-language media in 1996, all of which are major advertisers on the Telemundo network, were The Procter & Gamble Co.,
AT&T Corp., McDonald's Corp., Sears, Roebuck & Co., Anheuser-Busch
Companies Inc., Philip Morris Companies, Inc., Colgate-Palmolive Co.,
Ford Motor Co., MCI Communications Corp., and J.C. Penney Co.

	Additionally, the network and each of the Company's stations sell blocks of air time during non-network programming hours to block time programmers.

	Ratings Systems

	The Nielsen Hispanic Television Index ("NHTI") which began in November 1992, and the Nielsen Hispanic Station Index ("NHSI") provide national network (NHTI) and local (NHSI) television ratings and share data for the Hispanic audience. The Company's advertising revenue depends to a large extent on its ratings. Management believes that Spanish-language television has the potential to garner a larger share of total U.S. television advertising revenue, and better demographic information and audience research will accelerate this process. General market advertisers have traditionally relied on Nielsen T.V. television ratings in making network advertising decisions.

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

	In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station which ranks first in Spanish-language television viewership in its DMA. The Univision stations and the Univision network affiliates together reach a larger percentage of Hispanic viewers in the U.S. than the Company's stations and affiliates and have attracted at times approximately 80% of the overall Spanish-language network television viewing audience. Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. In addition, effective July 1, 1996, Univision acquired the Galavision cable network ("Galavision") from Televisa, the largest supplier of Spanish-language programs in the world. Galavision, which has operated primarily as a Spanish-language cable television network since 1980 and serves approximately 1.8 million subscribers, also competes with the Company. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision") have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Through these program license agreements, Univision has the right of first refusal to air in the U.S. all Spanish-language programming produced by Televisa and Venevision until December 2017. These supply contracts currently provide Univision with a competitive advantage in obtaining programming originating from Mexico and in targeting Hispanics of Mexican origin, which account for approximately
64% of the U.S. Hispanic market.

	There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami, Houston, San Francisco and San Antonio Market Areas. The independent station in Los Angeles also has a program supply agreement with Televisa. The independent stations in Los Angeles and Houston and one of the independent stations in Miami are full-power stations.

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

	In Puerto Rico, WKAQ has three significant Spanish-language television station competitors. In addition, three other Spanish-language television stations operate in that market. Although the general market programming of the three major English-language U.S. networks is available in Puerto Rico through cable carriage, none of such networks has attracted a significant share of the Puerto Rico audience to date.

	Further advances in technology such as video compression, programming through direct broadcast satellites and programming delivered through fiber optic telephone lines could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.

	FCC Regulation

 Licensing

	The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was substantially amended by the Telecommunications Act of 1996 (the "Telecom Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

	The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses have in the past usually been issued initially for terms of five years. Upon application, and in the absence of an objection to the renewal application, or an adverse finding as to the licensee's qualifications, broadcast licenses usually have been renewed for additional terms of up to five years without a hearing by the FCC. However, on January 24, 1997, pursuant to the terms of the Telecom Act, the FCC increased the terms of such licenses and their renewals to eight years. FCC licenses of full-power stations held by the Company have the following expiration dates: WKAQ - February 1, 1997; WSNS - December 1, 1997; KTMD and KVDA - August 1, 1998; KSTS and KVEA - December 1, 1998; WNJU - June 1, 1999, and WSCV - February 1, 2005. An application to renew the license of WKAQ was timely filed and is pending at the FCC. Under FCC rules, an existing license automatically continues in effect once a timely renewal application has been filed until a final
FCC decision is issued.

 Attributable Interests

	Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an "attributable interest" in another broadcast station with an overlapping service area. The regulations also prohibit (with certain qualifications) any person or entity from having an "attributable interest" in television stations, located in markets which, in the aggregate, include more than 35% of total U.S. television households. For purposes of this rule, UHF stations are attributed with one-half of the television households in their respective markets. Additionally, the rules prohibit (with certain qualifications) anyone with an "attributable interest" in a television station from also having an "attributable interest" in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that station, and vice versa. The Telecom Act, among other measures, directs the FCC (i) to expand a waiver policy for allowing common ownership of a television station and one or more overlapping radio stations to include the top 50 television markets (currently the top 25 television markets) and (ii) to consider modification of its rule prohibiting common ownership of two overlapping television stations. The Company is unable to predict the effect of any changes resulting from the Telecom Act.

	Under existing FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation controlling or operating television stations, there is attribution only to directors and officers and to stockholders who own
5% or more of the outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to such attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company. In the case of the Company, there are presently two attributable stockholders:
TLMD Partners II, L.L.C. and Bastion Capital Fund, L.P.

 Foreign Ownership Restrictions

	The Communications Act limits the amount of capital stock that aliens may own in a broadcast station licensee and in the parent company of a licensee. No broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Company's broadcast licenses are held by subsidiary companies that are controlled directly or indirectly by the Company. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company's Restated Certificate of Incorporation provides that the transfer of the Company's capital stock, whether voluntary or involuntary, will not be permitted and will be ineffective if such transfer would violate (or would result in a violation of) the Communications Act or any of the rules or regulations promulgated thereunder.

 Coverage and Must-carry Rights

	The FCC has adopted regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). These regulations required television broadcasters to elect, at three-year intervals beginning June 17, 1993, whether to exercise either certain "must carry" or "retransmission consent" rights in connection with their carriage by local cable television systems. Those stations that elected to exercise must carry rights could demand carriage on a specified channel on cable systems within their market area. However, these must carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. LPTVs (as defined below) have very limited must carry rights, although cable systems cannot retransmit LPTV stations' signals without their consent. The Company's owned and operated full-power stations in the United States have elected must carry rights. The constitutionality of the must carry provisions have been challenged and a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry rules in a 2-1 decision issued on December 13, 1995. This determination has been appealed to the Supreme Court of the United States which has heard the appeal and is expected to issue a decision prior to June 30, 1997. In the meantime, the FCC's must carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of the Supreme Court's review of the case.

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

	The Commission is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of digital television service ("DTV"). The FCC has preliminarily decided to allot a second broadcast channel to each full-power commercial television station for DTV operation. According to this preliminary decision, stations would be permitted to phase in their DTV operations over a period of several years following adoption of a final table of allotments, at the end of which they would be required to surrender their non-DTV channel. Meanwhile, Congress is considering proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of their non-DTV channel for sale by public auction. Under certain circumstances, conversion to DTV operations may reduce a station's geographical coverage area. In addition, the FCC will maintain the secondary status of LPTV stations in connection with its implementation of a channel allotment plan for DTV.
The Commission has acknowledged that DTV channel allotment may involve displacement of existing LPTV stations, particularly in major television markets. A number of the Company's owned and operated and affiliated low-power stations may be affected. The Company cannot predict the outcome of DTV proceedings.

	The Commission has issued a notice of proposed rulemaking to consider changes to its attribution rules. The FCC also is conducting a rulemaking proceeding to consider the modification of the local co-ownership prohibition and review the radio-television ownership restriction. The FCC currently is examining several rules governing the relationship between broadcast television networks and their affiliated stations. The FCC is conducting a rulemaking proceeding to examine its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by its affiliates for the sale of non-network advertising time
(the Company acts as the exclusive representative of its affiliates pursuant to a waiver of such restriction). Separately, the FCC is conducting a rulemaking proceeding to consider the relaxation or elimination of its rules prohibiting broadcast television networks from (a) restricting their affiliates' right to reject network programming; (b) reserving an option to use specified amounts of their affiliates' broadcast time; and
(c) forbidding their affiliates from broadcasting programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

	On August 8, 1996, under the Children's Television Act of 1990
(the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

	The CTA and FCC rules require television station licensees to identify programs specifically designed to educate and inform children at the beginning of each program and in published program listings. In addition, the Telecom Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-chip" technology, would permit the blocking of programs with a common rating.
On January 17, 1997, an industry proposal was submitted to the FCC describing a voluntary ratings system under which all video programming would be designated in one of six categories. Pursuant to the Telecom Act, the FCC has initiated a proceeding to determine whether to accept the industry proposal or to establish and implement an alternative system for rating and blocking video programming. The FCC has indicated that it will commence a separate proceeding shortly addressing technical issues related to the "V-chip." The Company cannot predict whether the FCC will accept the industry proposal regarding the rating and blocking of video programming, or how changes in this proposal could affect the Company's business.

	There are additional FCC regulations and policies, and regulations and policies of other federal agencies governing network-affiliate relations, political broadcasts, public affairs programming, equal opportunity employment, taxation and other areas affecting the business and operations of broadcast stations. Proposals for additional or revised rules are considered by federal regulatory agencies and Congress from time to time.
The Company cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry.

	The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or other Congressional acts or of the regulations and policies of the FCC thereunder. Reference is made to the Communications Act, the Telecom Act, other Congressional acts, such regulations and policies, and the public notices promulgated by the FCC for further information. The laws, rules, regulations and interpretations governing the Company's business are revised from time to time and it is not possible to predict the effect that future regulatory changes will have on the Company's business.

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

	Employees

	As of December 31, 1996, the Company and its subsidiaries had approximately 1,125 full-time employees, approximately 200 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees of WNJU, approximately 25 employees of KSTS and approximately 120 employees of WKAQ are covered by union contracts. WSNS has approximately 70 employees of which approximately one-half are unionized. The unionized employees at WSNS have been operating without an executed collective bargaining agreement for approximately three years. The Company is currently negotiating with the unionized employees at WSNS to reach a new collective bargaining agreement. Additionally, approximately 53 employees are seeking to be represented by a union at KVEA in Los Angeles, however the Company is currently challenging the representation. The Company does not believe the situation at WSNS and KVEA to present a significant operating risk. The Company believes its relations with its employees and unions are satisfactory.

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

	In 1994, the Company moved its executive offices from New York
City to a location near Miami, Florida where it has production studios, its network operations center and its Miami station, WSCV. These facilities are located in approximately 120,000 square feet of space under a lease which expires in December 1998, with options to renew through December 2004. As previously discussed, the Company sub-leases certain space in these facilities to CBS.

	The Company's New York network and national spot sales and marketing offices and WNJU's sales and business offices are located in New York City in approximately 30,000 square feet of leased space. The term of the lease runs through February 1998. The Company is currently conducting a search for alternate leased space in New York.

	The offices and studios of KVEA are located in approximately 32,000 square feet of leased premises in Glendale, California. The leases were renewed through January 31, 2002. KVEA also leases its transmitter and broadcast tower site on Mount Wilson in the Los Angeles area, with a new lease currently being negotiated.

	The offices and studios of WNJU are located in approximately 15,000 square feet of leased premises in Hasbrouck Heights, New Jersey under a lease that expires in 1999, with options to renew through 2004, and WNJU's sales force and business office occupies office space in the Company's New York sales and marketing offices. The transmitter and antenna of WNJU are located on top of One World Trade Center in New York City under a lease that expires in 1999 with an option to renew through 2004.

	The offices and studio of WSCV are located in the same leased premises occupied by the Company's network operations center in Hialeah, Florida. In addition, WSCV leases space for its antenna and transmitter in Miami, Florida under a lease that expires in 2003, with options to renew through 2010.

	The offices and studio of KTMD are located in approximately 17,000 square feet of leased premises in Houston, Texas. The lease covering these premises expires on December 31, 1997. KTMD's tower and transmitter are located on property owned by KTMD between Houston and Galveston.

	The offices and studio of KSTS are located in approximately 16,000 square feet of leased premises in San Jose, California under leases that expire in 1998. The transmitter and antenna of KSTS are located on leased property on Monument Peak, outside of San Jose, under a lease that expires in 1998. The Company is in the process of searching for an alternate transmitter and antenna site.

	The offices and studio of WSNS are located in owned premises consisting of approximately 21,000 square feet in Chicago, Illinois. The transmitter and antenna of WSNS are located on top of the Hancock Tower in Chicago under a lease which expires in 1999 with an option to renew through 2009.

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

	In addition, the Company leases various properties throughout the country for LPTVs and sales and executive offices. None of these lease commitments are material to the Company.

Item 3.	LEGAL PROCEEDINGS

	The Company and its subsidiaries are involved in a number of actions and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company or its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

	PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

	See the information in Note 14 to the Notes to Consolidated Financial Statements appearing on page 25 and the inside back cover of the Telemundo Group, Inc. 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

	See the information under the caption "Selected Financial Data" on page 2 of the Telemundo Group, Inc. 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL CONDITION

	See the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 8 of the Telemundo Group, Inc. 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Consolidated Financial Statements of the Company and
Subsidiaries, including the independent auditors' report thereon, included on pages 9 through 26 of the Telemundo Group, Inc. 1996 Annual Report to Stockholders, which information is incorporated herein by reference, are listed in Item 14 below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

	None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Information regarding the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION

	See the information in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Executive Compensation," which information is incorporated herein by reference, except for the information under the subcaptions "Compensation Committee Report" and "Performance Graph."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	See the information in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	See the information in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Related Party
Transactions," which information is incorporated herein by reference.

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements.

	The Consolidated Financial Statements of Telemundo Group, Inc. and Subsidiaries, including the independent auditor's report thereon, which appear on pages 9 through 26 of the Telemundo Group, Inc. 1996 Annual Report to Stockholders, are incorporated herein by reference.

                                                              1996 Annual
                                                            Report Page No.
                                                            ---------------

TELEMUNDO GROUP, INC. AND SUBSIDIARIES:
Consolidated Statements of Operations......................        9
Consolidated Balance Sheets................................       10
Consolidated Statements of Changes in Common Stockholders'
    Equity (Deficiency)....................................       11
Consolidated Statements of Cash Flows......................       12
Notes to Consolidated Financial Statements (1-14)..........       13
Independent Auditors' Report...............................       26

	2.	Financial Statement Schedule.

                VIII.   Valuation and Qualifying Accounts     10-K Page 21

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

	3.	Exhibits.



                              EXHIBIT INDEX

Exhibit
Number
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

4.5	First Supplemental Indenture dated as of December 12, 1995 between
	the Company and Bankers Trust Company, as trustee, with respect to the 10.25% Senior Notes Due December 30, 2001, filed as an exhibit in Registration Statement No. 33-64599 of the Company under the Securities Act of 1933, as amended, filed November 27, 1995 and incorporated herein by reference.

4.6	Indenture dated as of February 26, 1996 between the Company and Bank
	of Montreal Trust Company, as trustee, with respect to the 10.5% Senior Notes Due 2006, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 26, 1996 and incorporated herein by reference.

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

10.9	Employment Agreement dated as of May 15, 1994 between the Company
	and Jose C. Cancela, filed as Exhibit 10.5 to the June 30, 1994 10-Q and incorporated herein by reference.*

10.10	Limited Partnership Agreement dated July 20, 1994 between Telemundo
	News Network, Inc., Telenoticias del Mundo, Inc., Reuter Latam News, Inc., Antena 3 International, Inc. and Artear Argentina Corporation, filed as Exhibit 10.8 to the June 30, 1994 8-K and incorporated herein by reference.

10.11	Loan and Security Agreement dated as of December 31, 1994 between
	the Company and Foothill Capital Corporation, filed as Exhibit
	10.1 to the December 30, 1994 8-K and incorporated herein by reference.

10.12	Asset Purchase Agreement dated as of June 26, 1996, by and among
	Telenoticias del Mundo, L.P., Telemundo Group, Inc. and CBS Inc., filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 26, 1996 and incorporated herein by reference.

10.13	Agreement by and among the Stockholders of Harriscope of Chicago,
	Inc. and National Subscription Television of Chicago, Inc. and Telemundo of Chicago, Inc. dated as of November 8, 1995 filed as
	Exhibit 10.1 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

10.14	Amended and Restated Partnership Agreement, dated February 26, 1996,
	by and among Essaness Theatres Corporation, Telemundo of Chicago, Inc. and Harriscope of Chicago, Inc., a form of which was filed as
	Exhibit 10.2 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

10.15 Stock Option Agreements dated as of December 31, 1994 between the Company and each of Joaquin F. Blaya, Jose C. Cancela, and Peter J. Housman II, filed as Exhibit 10.21 to the 1994 10-K and incorporated herein by reference.*

10.16	Employment Agreement dated as of March 9, 1995 between the Company
	and Roland A. Hernandez, filed as Exhibit 10.1 to the Company's
	Form 10 -Q for the quarter ended March 31, 1995 (the "March 31, 1995 10-Q") and incorporated herein by reference.*

10.17	Non Qualified Stock Option Agreement dated as of March 9, 1995
	between the Company and Roland A. Hernandez, filed as Exhibit
	10.2 to the March 31, 1995 10-Q and incorporated herein by reference.*

10.18	Employment Agreement dated as of February 27, 1995 between the
	Company and Stuart Livingston, filed as Exhibit 10.18 to the December 31, 1995 10-K and incorporated herein by reference.*

10.19	Employment Agreement dated as of February 27, 1995 between the
	Company and Stephen J. Levin and Amendment to Employment Agreement dated May 30, 1995, filed as Exhibit 10.19 to the December 31, 1995 10-K and incorporated herein by reference.*

10.20	Non Qualified Stock Option Agreement dated as of March 9, 1995
	between the Company and Stuart Livingston, filed as Exhibit 10.20 to the December 31, 1995 10-K and incorporated herein by reference.*

10.21	Non Qualified Stock Option Agreements dated as of March 9, 1995 and
	May 30, 1995 between the Company and Stephen J. Levin, filed as
	Exhibit 10.21 to the December 31, 1995 10-K and incorporated herein by reference.*

10.22	Non Qualified Stock Option Agreement dated as of June 30, 1995
	between the Company and Jose C. Cancela, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995
	(the "June 30, 1995 10-Q") and incorporated herein by reference.*

10.23	Non Qualified Stock Option Agreement dated as of June 30, 1995
	between the Company and Peter J. Housman II, filed as Exhibit
	10.2 to the June 30, 1995 10-Q and incorporated herein by reference.*

10.24	Agreement and Release dated as of March 17, 1995 between the Company
	and Joaquin F. Blaya, filed as Exhibit 10.3 to the Company's
	March 31, 1995 10-Q and incorporated herein by reference.*

10.25	The Company's 1994 Stock Plan filed as Exhibit 10.1 to the 1994 10-K
	and incorporated herein by reference.

10.26	Employment Agreement dated as of June 11, 1996 between the Company
	and Donald J. Tringali, filed as Exhibit 10.1 to the September 30, 1996 10-Q and incorporated by reference.*

10.27	Non Qualified Stock Option Agreement dated as of June 11, 1996
	between the Company and Donald J. Tringali, filed as Exhibit 10.1 to the September 30, 1996 10-Q and incorporated by reference.*

10.28	Employment Agreement dated as of February 28, 1996 between the
	Company and Stuart Livingston.*

10.29	Non Qualified Stock Option Agreement dated as of November 15, 1996
	between the Company and Stuart Livingston.

10.30	Employment Agreement dated as of March 7, 1997 between the Company
	and Jose Cancela.*

10.31	Employment Agreement dated as of March 7, 1997 between the Company
	and Peter J. Housman II.*

13.1	Portions of Telemundo Group, Inc. 1996 Annual Report to
	Stockholders.

21.1	List of Subsidiaries of the Company.

24.1	Power of Attorney (included on signature page of this Annual Report
	on Form 10-K).

27.1	Financial Data Schedule.


(b)	Reports on Form 8-K.

	No reports on Form 8-K were filed during the three months ended December 31, 1996.

__________________
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.


                                    SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 31st day of March, 1997.


						TELEMUNDO GROUP, INC.
						   (Registrant)


						By /s/ ROLAND A. HERNANDEZ
						   ------------------------
						   Roland A. Hernandez
						   President and Chief
						   Executive Officer

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

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 31, 1997.

     Signature                         Title
     ---------                         -----


------------------
Leon D. Black               Chairman of the Board and Director

/s/ ROLAND A. HERNANDEZ
---------------------
Roland A. Hernandez         President, Principal Executive Officer and
                            Director

/s/ PETER J. HOUSMAN II
---------------------
Peter J. Housman II         Principal Financial Officer

/s/ STEVEN E. DAWSON
------------------
Steven E. Dawson            Principal Accounting Officer

/s/ GUILLERMO BRON
----------------
Guillermo Bron              Director

/s/ ALAN KOLOD
-------------
Alan Kolod                  Director


------------------
Barry W. Ridings            Director

/s/ BRUCE H. SPECTOR
------------------
Bruce H. Spector            Director


/s/ EDWARD M. YORKE
-----------------
Edward M. Yorke             Director


/s/ DAVID E. YURKERWICH
--------------------
David E. Yurkerwich         Director


/s/ DANIEL VILLANUEVA       Director
---------------------
Daniel Villanueva





                              TELEMUNDO GROUP, INC. AND SUBSIDIARIES
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands of dollars)


                                       Column B                  Column C                    Column D        Column E
                                       -----        -----------------------------------     ---------        --------

                                                                 Additions
                                                    -----------------------------------

                                       Balance at                            Charged to    Deducted from
                                       Beginning     Charged to Profit    Other Accounts    Reserves -        Balance at
Description                            of Period     and Loss or Income    - Describe      Describe (a)     End of Period
------------------------------------  ----------    -------------------   -------------   --------------    -------------
Year Ended December 31, 1996:
 Allowance for doubtful accounts....    $2,650            $5,522          $           -      $2,229            $5,943
                                        ======            ======          =============      ======            ======

Year Ended December 31, 1995:
 Allowance for doubtful accounts....    $2,845            $2,020          $           -      $2,215            $2,650
                                        ======            ======          =============      ======            ======
Year Ended December 31, 1994:
 Allowance for doubtful accounts....    $2,501            $2,392          $           -      $2,048            $2,845
                                        ======            ======          =============      ======            ======

Year Ended December 31, 1996:
 Reserve for TV Program
  Exhibition Rights.................    $1,251            $  712          $           -     $   934           $1,029
                                        ======            ======          =============     =======           ======

Year Ended December 31, 1995:
  Reserve for TV Program
   Exhibition Rights.................    $1,249            $  835          $           -     $   833           $1,251
                                         ======            ======          =============     =======           ======

Year Ended December 31, 1994:
  Reserve for TV Program
   Exhibition Rights.................    $2,137            $3,705          $           -      $4,593           $1,249
                                         ======            ======          =============      ======           ======
___________

(a)	Amounts written off, net of recoveries

