Form 10-Q
period 1997-03-31
TELEMUNDO GROUP INC
filed 1997-05-14
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                            FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.    Yes  X   No
             -----   -----

As of May 13, 1997, 10,165,656 shares of Common Stock of
Telemundo Group, Inc. were outstanding.


           TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                            INDEX






                                                                      Page
                                                                       No.
PART I.  FINANCIAL INFORMATION:                                       ----


     Item 1.  Financial Statements

     Consolidated Statements of Operations for the Three Months
       Ended March 31, 1997 and 1996 (Unaudited).....................   2

     Consolidated Balance Sheets at March 31, 1997 (Unaudited)
       and December 31, 1996.........................................   3

     Consolidated Statement of Changes in Common Stockholders'
       Equity for the Three Months Ended March 31, 1997 (Unaudited)...  4

     Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1997 and 1996 (Unaudited)......................  5

     Notes to Consolidated Financial Statements (Unaudited)...........  6

     Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition....................  8

PART II.  OTHER INFORMATION, AS APPLICABLE............................ 12

SIGNATURES............................................................ 13


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)



Three Months Ended March 31                                   1997              1996
------------------------------------------------------------------------------------
Net revenue........................................   $ 39,100,000      $ 38,267,000
                                                      ------------      ------------

Costs and expenses:
  Direct operating costs...........................     24,078,000        22,086,000
  Selling, general and administrative expenses
    other than network and corporate...............      9,788,000         9,426,000
  Network expenses.................................      5,936,000         5,965,000
  Corporate expenses...............................      1,062,000         1,055,000
  Depreciation and amortization....................      3,490,000         2,981,000
                                                      ------------      ------------
                                                      $ 44,354,000        41,513,000
                                                      ------------      ------------
  Operating loss...................................     (5,254,000)       (3,246,000)

  Interest expense - net...........................     (5,004,000)       (3,820,000)
  Loss from investment in TeleNoticias.............              -        (1,499,000)
                                                      ------------      -------------
Loss before income taxes, minority interest and
  extraordinary item...............................    (10,258,000)       (8,565,000)
Income tax provision...............................     (1,097,000)         (904,000)
Minority interest..................................       (702,000)         (222,000)

Loss before extraordinary item                         (12,057,000)       (9,691,000)
Extraordinary item - loss on extinguishment
  of debt..........................................              -       (17,243,000)
                                                      ------------      ------------

Net loss...........................................   $(12,057,000)     $(26,934,000)
                                                      ============      ============

Loss per share:
  Loss before extraordinary item...................         $(1.19)           $ (.97)
  Extraordinary item...............................              -             (1.72)
                                                            ------            ------
  Net loss.........................................         $(1.19)           $(2.69)
                                                            ======            ======

Weighted average number of shares outstanding......     10,156,000        10,000,000
                                                        ==========        ==========



See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets                                                   March 31         December 31
                                                             1997                1996
-------------------------------------------------------------------------------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents........................   $ 2,038,000       $ 12,587,000
  Accounts receivable, less allowance for
    doubtful accounts of $6,273,000 and
    $5,943,000.....................................    39,401,000         51,824,000
  Television programming...........................    13,218,000         14,062,000
  Prepaid expenses and other.......................     7,730,000          7,685,000
                                                      -----------       ------------
        Total current assets                           62,387,000         86,158,000
Property and equipment, net........................    65,989,000         64,532,000
Television programming.............................     5,273,000          4,588,000
Other assets.......................................     7,312,000          7,451,000
Broadcast licenses and reorganization value in
  excess of amounts allocable to
  identifiable assets, net.........................   131,715,000        132,831,000
                                                     ------------       ------------
                                                     $272,676,000       $295,560,000
                                                     ============       ============

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------


Current liabilities:
  Accounts payable.................................  $  6,542,000       $  8,831,000
  Accrued expenses and other.......................    17,024,000         27,484,000
  Television programming obligations...............     4,270,000          5,074,000
                                                     ------------       ------------
    Total current liabilities......................    27,836,000         41,389,000
    Long-term debt.................................   181,117,000        179,695,000
    Capital lease obligations......................     5,774,000          5,945,000
Television programming obligations.................       689,000            442,000
Other liabilities..................................    21,062,000         19,950,000
                                                     ------------       ------------
                                                      236,478,000        247,421,000
                                                     ------------       ------------
Minority interest..................................     5,268,000          5,246,000
                                                     ------------       ------------
Contingencies and commitments

Common stockholders' equity:
  Series A Common Stock, $.01 par value,
    14,388,394 shares authorized,
    6,966,895 and 6,621,983 shares outstanding
    at March 31, 1997 and December 31, 1996........        69,000             66,000

  Series B Common Stock, $.01 par value, 5,611,606
    shares authorized, 3,198,761 and 3,530,232
    shares outstanding at March 31, 1997 and
    December 31, 1996..............................        33,000             36,000

Additional paid-in capital.........................    71,395,000         71,301,000
Retained earnings (deficit)........................   (40,567,000)       (28,510,000)
                                                     ------------       ------------
                                                       30,930,000         42,893,000
                                                     ------------       ------------

                                                     $272,676,000       $295,560,000
                                                     ============       ============

See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)




                                     Number of
                                     Shares                 Common
                                   Outstanding              Stock
                            ---------------------- ----------------------

                              Series A    Series B   Series A  Series B Additional       Retained      Common
                                Common      Common     Common    Common    Paid-In       Earnings   Stockholders'
                                 Stock       Stock      Stock     Stock    Capital      (Deficit)        Equity
                             ---------  ----------   --------  -------- ----------   ------------   ------------
Balance, December 31, 1996.. 6,621,983   3,530,232   $ 66,000   $36,000 $71,301,000  $(28,510,000)  $ 42,893,000

Net loss....................         -           -          -         -           -   (12,057,000)   (12,057,000)

Warrant conversions.........    13,441           -          -         -      94,000             -         94,000

Stock conversions...........   331,471    (331,471)     3,000    (3,000)          -             -              -
                             ---------   ---------    -------   ------- -----------  ------------   ------------

Balance, March 31, 1997..... 6,966,895   3,198,761    $69,000   $33,000 $71,395,000  $(40,567,000)   $30,930,000
                             =========   =========    ========  ======= ===========  ============

See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)


Three Months Ended March 31                                  1997                 1996
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.......................................    $  (12,057,000)        $(26,934,000)
Charges not affecting cash:
  Depreciation and amortization................         3,490,000            2,981,000
  Interest accretion...........................         1,323,000              728,000
  Loss from investment in TeleNoticias.........                 -            1,499,000
     Minority interest.........................           702,000              222,000
     Extraordinary item-extinguishment of
       debt....................................                 -           17,243,000
  Changes in assets and liabilities:
  Accounts receivable..........................        12,423,000            7,561,000
  Television programming.......................           159,000              524,000
  Television programming obligations                     (557,000)              75,000
  Accounts payable and accrued expenses
    and other..................................       (11,416,000)          (1,787,000)
                                                   --------------         ------------
                                                       (5,933,000)           2,112,000
                                                   --------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of cash
  acquired.....................................                 -          (43,793,000)
Additions to property and equipment............        (3,733,000)          (1,592,000)
                                                   --------------         ------------
                                                       (3,733,000)         (45,385,000)
                                                   --------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of 10.5% Senior
  Notes........................................                 -          169,981,000
Repurchase of 10.25% Notes and consent fee.....                 -         (117,865,000)
Proceeds from exercise of warrants.............            94,000
Payments of obligations under capital leases...          (177,000)            (147,000)
Borrowings under credit facility...............           125,000              135,000
Payments under credit facility.................           (25,000)          (5,000,000)
Payments to minority partner...................          (680,000)            (206,000)
Other..........................................          (220,000)            (322,000)
                                                   --------------         ------------
                                                         (883,000)          46,576,000
                                                   --------------         ------------
Increase (decrease) in cash and cash
  equivalents..................................       (10,549,000)           3,303,000
Cash and cash equivalents, beginning of
  period.......................................        12,587,000            3,199,000
                                                   --------------         ------------

Cash and cash equivalents, end of period.......    $    2,038,000         $  6,502,000
                                                   ==============         ============
Supplemental cash flow information:
  Interest paid................................    $    6,745,000         $  1,828,000
                                                   ==============         ============

  Income taxes paid, including Puerto Rico
    withholding taxes..........................    $      796,000         $  1,821,000
                                                   ==============         ============

   Accrued liabilities for fees incurred in
     connection with issuance of 10.5%
     Senior Notes and Repurchase of
     10.25% Notes..............................                 -            1,217,000
                                                   ==============         ============


See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 1997, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1996, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.

2.  NET LOSS PER SHARE

Net loss per share for the three months ended March 31, 1997 and 1996 is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive. Primary and fully diluted net loss per share are the same for each of these periods.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement requires dual presentation of basic and diluted income per share. Basic income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities, such as stock options and warrants, were exercised or otherwise converted into common stock. This Statement will be effective for financial statements for periods ending after December 15, 1997 and early application is not permitted. The Company does not believe the adoption will have a material effect.

3.  ACQUISITION AND REFINANCING

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44"), which owns WSNS-TV, Channel 44 in Chicago, which had been the Company's largest affiliated station (the "Acquisition"). The purchase price for the Acquisition was approximately $44.6 million of cash and $1.3 million of costs and other liabilities associated with the Acquisition. The operations of Video 44 are consolidated with those of the Company effective February 26, 1996 and the interest, subject to a minimum annual preferred distribution, attributable to the partner which owns the remaining 25.5% of the venture, is reflected in the accompanying financial statements as minority interest.

On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of 10.5% Senior Notes due 2006 (the "Senior Notes"), the proceeds of which were used primarily for the Acquisition and to repurchase $116.7 million principal amount of its 10.25% Notes (the "10.25% Notes").

The following summarized, unaudited pro forma results of operations for the quarter ended March 31, 1996, assume the Acquisition and refinancing occurred as of the beginning of the quarter:

      Three Months Ended March 31                   1996
      --------------------------------------------------

      Net revenue.......................   $  40,729,000
      Loss before extraordinary item....     (10,410,000)
      Net loss..........................     (27,691,000)

      Per Share:
        Loss before extraordinary item..          $(1.04)
        Net loss........................           (2.77)


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

INTRODUCTION

Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 59 markets in the continental United States, including the 32 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44") which owns
WSNS-TV, Channel 44 in Chicago ("WSNS"), which had been the Company's largest affiliated station.

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

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 1997 as compared to the corresponding period of 1996 was as follows:

                                Three Months Ended
                                    March 31
                           -------------------------------
                                       1997         1996    Change
                           ---------------- --------------  ------
Net Commercial Air Time:
  Continental U.S.:
    Network and National
      Spot.................     $15,659,000  $15,943,000      (2)%
    Local..................       9,341,000    9,090,000       3 %
                                -----------  -----------
                                 25,000,000   25,033,000       - %
  Puerto Rico..............       7,524,000    6,881,000       9 %

                                 32,524,000   31,914,000       2 %

Other.....................        6,576,000    6,353,000       4 %
                                -----------  -----------
                                $39,100,000  $38,267,000       2 %
                                ===========  ===========

The decrease in network and national spot revenue is the result of the lower average audience shares for the periods impacting the current quarter, relative to the comparable periods of the prior year, offset in part by the growth in the overall Spanish-language television market. In addition, the comparability of the results is impacted by the addition of WSNS-Chicago on February 26, 1996. Excluding the impact of WSNS, network and national spot revenue would have decreased by 3%. The Company's average share of the weekday Spanish-language television network audience was 21% during the fourth quarter of 1996 and 18% during the first quarter of 1997, compared to 26% during both the fourth quarter of 1995 and the first quarter of 1996. A change in audience share typically has a delayed effect on revenue. The lower average audience shares will continue to impact the Company's revenue for the second quarter.

The increase in local revenue is primarily the result of the operations of WSNS being reflected for the entire quarter ended March 31, 1997, which was offset in part by the ratings decline. Excluding the impact of WSNS, local revenue would have decreased by 6%.

The increase in commercial air time revenue in Puerto Rico is the result of WKAQ obtaining a larger share of the overall advertising market which grew slightly during the quarter.

Other revenue increased primarily due to sales of blocks of broadcast time, international program sales, and the acquisition of WSNS. Excluding the impact of WSNS, other revenue would have increased by less than 1%.

Direct operating costs increased by 9% for the three months ended March 31, 1997 from the corresponding period of the prior year. This was the result of an increase in programming expenses, as well as costs attributable to WSNS for the entire quarter. Excluding the impact of WSNS, direct operating costs would have increased by 7%.

Selling, general and administrative expenses other than network and corporate increased by 4% for the quarter ended
March 31, 1997 which was primarily the result of the acquisition of WSNS. Excluding the impact of WSNS, such expenses would have increased by 2%.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, decreased by less than 1% in 1997.

Corporate expenses increased by less than 1% from the comparable period of the prior year.

As a result of the above, the operating loss before depreciation and amortization increased by $1.5 million from the comparable period of the prior year.

Interest expense for the three months ended March 31, 1997 totaled $5.0 million as compared to $3.8 million for the corresponding period of the prior year. Interest expense for both periods includes (i) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996),
(ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "Senior Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, and (iii) amortization of deferred issuance costs for the Senior Notes, and (iv) interest and fees on the Company's revolving credit facility. Interest expense was offset by $126,000 and $90,000 of interest income for the three months ended March 31, 1997 and 1996, respectively.

Loss from investment in TeleNoticias of $1.5 million for the three months ended March 31, 1996 represents the Company's 42% share of Telenoticias del Mundo, L.P.'s ("TeleNoticias") net loss, and related costs. From July 1994 through June 1996, Telemundo had held a 42% interest in TeleNoticias, an international Spanish-language news service. On June 26, 1996, the Company acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million and sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. for approximately $5.75 million.

Minority interest represents distributions to the 25.5% partner in Video 44, which is based on a minimum annual preferred distribution to such partner.

The extraordinary loss on extinguishment of debt in 1996 is related to the repurchase of the 10.25% Notes.

The Company is in a net operating loss position for federal income tax purposes, and therefore no federal tax benefit was recognized for the periods. The income tax provision recorded in both periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The Company's use of its net operating and capital loss carryforwards incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be significantly limited each year.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows provided from (used in) operating activities were $(6.6) million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively. The decrease was primarily the result of the decrease in operating income before depreciation and amortization and the semi-annual interest payment on the 10.5% Senior Notes in the three months ended March 31, 1997.

The Company had working capital of $34.6 million at March 31, 1997.

The Company anticipates that capital expenditures of approximately $5.9 million will be made during the remainder of 1997 for the general replacement or upgrading of equipment at all stations and upgrading of facilities.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at March 31, 1997. Approximately $2.6 million was outstanding under the credit facility at April 30, 1997. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------
              None.

         (b)  Reports on Form 8-K
              -------------------

              During the three months ended March 31, 1997, the Company did not file any reports on Form 8-K.



                                 SIGNATURES
                                 ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TELEMUNDO GROUP, INC.
                              (Registrant)



                         /s/  Peter J. Housman II
                         --------------------------------------
Date:  May 14, 1997      Peter J. Housman II
                         (Chief Financial Officer and Treasurer)