Form 10-Q
period 1997-06-30
TELEMUNDO GROUP INC
filed 1997-08-14
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1997

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

    As of August 9, 1997, 10,165,656 shares of Common Stock of
Telemundo Group, Inc. were outstanding.




                   TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                   INDEX


                                                           Page
                                                           No.
                                                           -----

PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

  Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 1997
      and 1996 (Unaudited)................................   2

  Consolidated Balance Sheets at June 30, 1997 (Unaudited)
    and December 31, 1996.................................   3

  Consolidated Statement of Changes in Common
    Stockholders' Equity for the Six Months Ended
    June 30, 1997 (Unaudited).............................   4

  Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1997 and 1996 (Unaudited)..............   5

  Notes to Consolidated Financial Statements (Unaudited)..   6


Item 2.  Management's Discussion and Analysis of Results
  of Operations and Financial Condition...................   8

PART II.  OTHER INFORMATION, AS APPLICABLE................  13

SIGNATURES................................................  14


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                       June 30                              June 30
                                            -----------------------------       ------------------------------
                                                   1997              1996               1997              1996
--------------------------------------------------------------------------------------------------------------
Net revenue.............................    $51,681,000       $54,311,000       $ 90,781,000      $ 92,578,000
                                            -----------       -----------       ------------      ------------
Costs and expenses:
  Direct operating costs................     25,499,000        24,082,000         49,577,000        46,168,000
  Selling, general and administrative
    expenses other than network and
    corporate...........................     10,075,000        10,803,000         19,863,000        20,229,000
  Network expenses......................      6,127,000         6,444,000         12,063,000        12,409,000
  Corporate expenses....................      1,264,000         1,184,000          2,326,000         2,239,000
  Depreciation and amortization.........      3,553,000         3,324,000          7,043,000         6,305,000
                                            -----------       -----------       ------------      ------------
                                             46,518,000        45,837,000         90,872,000        87,350,000
                                            -----------       -----------       ------------      ------------

Operating income (loss).................      5,163,000         8,474,000            (91,000)        5,228,000

Interest expense - net..................     (5,206,000)       (5,065,000)       (10,210,000)       (8,885,000)
Loss from investment in TeleNoticias....              -        (1,621,000)                 -        (3,120,000)
Loss on disposal of TeleNoticias........              -        (2,441,000)                 -        (2,441,000)

Loss before income taxes, minority
  interest and extraordinary item.......        (43,000)         (653,000)       (10,301,000)       (9,218,000)
Income tax provision....................       (986,000)         (911,000)        (2,083,000)       (1,815,000)
Minority interest.......................       (702,000)         (626,000)        (1,404,000)         (848,000)
                                            -----------       -----------       ------------      ------------
Loss before extraordinary item..........     (1,731,000)       (2,190,000)       (13,788,000)      (11,881,000)
Extraordinary item-loss on
  extinguishment of debt................              -                 -                 -        (17,243,000)
                                            -----------       -----------       -----------       ------------
Net loss................................    $(1,731,000)      $(2,190,000)      $(13,788,000)     $(29,124,000)
                                            ===========       ===========       ============      ============
Loss per share:
  Loss before extraordinary item........          $(.17)            $(.22)            $(1.36)           $(1.19)
  Extraordinary item....................              -                 -                  -             (1.72)
                                                  -----             -----             ------            ------
  Net loss..............................          $(.17)            $(.22)            $(1.36)           $(2.91)
                                                  =====             =====             ======            ======
Weighted average number of shares
  outstanding...........................     10,166,000        10,000,000         10,161,000        10,000,000
                                             ==========        ==========         ==========        ==========


See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                         June 30        December 31
Assets                                                                      1997               1996
---------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents.................................        $  1,010,000       $ 12,587,000
  Accounts receivable, less allowance for doubtful
    accounts of $6,438,000 and $5,943,000...................          48,512,000         51,824,000
  Television programming....................................          15,895,000         14,062,000
  Prepaid expenses and other................................          10,134,000          7,685,000
                                                                    ------------       ------------
    Total current assets....................................          75,551,000         86,158,000
  Property and equipment, net...............................          66,410,000         64,532,000
  Television programming....................................           5,299,000          4,588,000
  Other assets..............................................           7,082,000          7,451,000
  Broadcast licenses and reorganization value in excess of
    amounts allocable to identifiable assets, net...........         130,598,000        132,831,000
                                                                    ------------       ------------
                                                                    $284,940,000       $295,560,000
                                                                    ============       ============
Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable..........................................        $  7,795,000       $  8,831,000
  Accrued expenses and other................................          19,985,000         27,484,000
  Television programming obligations........................           5,759,000          5,074,000
                                                                    ------------       ------------
     Total current liabilities..............................          33,539,000         41,389,000
Long-term debt..............................................         188,667,000        179,695,000
Capital lease obligations...................................           5,600,000          5,945,000
Television programming obligations..........................             690,000            442,000
Other liabilities...........................................          21,955,000         19,950,000
                                                                    ------------       ------------
                                                                     250,451,000        247,421,000
                                                                    ------------       ------------

Minority interest...........................................           5,290,000          5,246,000

Contingencies and commitments

Common stockholders' equity:
  Series A Common Stock, $.01 par value, 14,388,394 shares
    authorized, 6,966,895 and 6,621,983 shares outstanding
    at June 30, 1997 and December 31, 1996..................              69,000             66,000
  Series B Common Stock, $.01 par value, 5,611,606 shares
    authorized, 3,198,761 and 3,530,232 shares outstanding
    at June 30, 1997 and December 31, 1996..................              33,000             36,000
Additional paid-in capital..................................          71,395,000         71,301,000
Retained earnings (deficit).................................         (42,298,000)       (28,510,000)
                                                                    ------------       ------------
                                                                      29,199,000        42,893,000
                                                                    ------------       ------------
                                                                    $284,940,000       $295,560,000
                                                                    ============       ============

See notes to consolidated financial statements

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (Unaudited)
------------------------------------------------------------------------------------------------------------------------------

                              Number of
                               Shares                         Common
                             Outstanding                       Stock
                       ------------------------      ------------------------
                        Series A       Series B        Series A      Series B     Additional        Retained            Common
                          Common         Common          Common        Common        Paid-In        Earnings      Stockholders'
                           Stock          Stock           Stock         Stock        Capital        (Deficit)           Equity
                       ---------      ---------      ----------      --------    -----------    ------------      ------------
Balance, 12/31/96....  6,621,983      3,530,232         $66,000       $36,000    $71,301,000    $(28,510,000)     $ 42,893,000

Net loss.............          -              -               -             -              -     (13,788,000)      (13,788,000)

Warrant conversions..     13,441              -               -             -         94,000               -            94,000

Stock conversions....    331,471       (331,471)         (3,000)       (3,000)             -               -                 -
                       ---------      ---------         -------       -------    -----------    ------------      ------------
Balance, 6/30/97.....  6,966,895      3,198,761         $69,000       $33,000    $71,395,000    $(42,298,000)     $ 29,199,000
                       =========      =========         =======       =======    ===========    ============      ============






See notes to consolidated financial statements


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

Six Months Ended June 30                                     1997             1996
----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................     $(13,788,000)   $ (29,124,000)
Charges not affecting cash:
  Depreciation and amortization.................        7,043,000        6,305,000
  Interest accretion............................        2,710,000        1,981,000
  Loss from investment in TeleNoticias..........                -        3,120,000
  Loss on disposal of TeleNoticias..............                -        2,441,000
  Minority interest.............................        1,404,000          848,000
  Extraordinary item - extinguishment of debt...                -       17,243,000
Changes in assets and liabilities:
  Accounts receivable...........................        3,312,000       (2,966,000)
  Prepaid expenses and other....................       (2,449,000)      (1,368,000)
  Television programming........................       (2,544,000)      (2,677,000)
  Television programming obligations............          933,000        1,009,000
  Accounts payable and accrued expenses
    and other...................................       (6,034,000)       7,604,000
                                                     ------------    -------------
                                                       (9,413,000)       4,416,000
                                                     ============    =============
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of cash acquired...                -      (43,973,000)
Additions to property and equipment.............       (6,424,000)      (3,540,000)
Investment in TeleNoticias......................                -       (1,704,000)
Disposal of TeleNoticias, net...................                -       (2,278,000)
                                                     ------------    -------------
                                                       (6,424,000)     (51,495,000)
                                                     ============    =============

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of 10.5%
  Senior Notes..................................                -      169,981,000
Repurchase of 10.25% Notes and consent fee......                -     (118,993,000)
Proceeds from exercise of warrants..............           94,000                -
Payments of obligations under capital leases....         (356,000)        (352,000)
Borrowings under credit facility................        6,288,000        7,759,000
Payments under credit facility..................           25,000      (10,000,000)
Payments to minority interest partner...........       (1,360,000)        (824,000)
Payments of reorganization items, liabilities
  subject to settlement under Chapter 11
  proceedings and other.........................         (381,000)        (581,000)
                                                     ------------    -------------
                                                        4,260,000       46,990,000
                                                     ------------    -------------

Decrease in cash and cash equivalents...........      (11,577,000)         (89,000)
Cash and cash equivalents, beginning of period..       12,587,000        3,199,000
                                                     ------------    -------------

Cash and cash equivalents, end of period........     $  1,010,000    $   3,110,000
                                                     ============    =============
Supplemental cash flow information:
  Interest paid.................................     $  6,754,000    $   2,132,000
                                                     ============    =============

  Income taxes paid, including Puerto Rico
    withholding taxes...........................     $    878,000    $   1,872,000
                                                     ============    =============
Non-cash investing activities:
  Note receivable and escrow deposit associated
    with disposal of TeleNoticias, net of
    accrued liabilities.........................                -          118,000
                                                     ============    =============



See notes to consolidated financial statements

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and its subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at June 30, 1997, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1996, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.

2.  NET LOSS PER SHARE

Net loss per share for the three and six months ended June 30, 1997 and 1996 is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive. Primary and fully diluted net loss per share are the same for each of these respective periods.

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

3.  ACQUISITION AND REFINANCING

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44"), which owns WSNS-
TV, Channel 44 in Chicago, which had been the Company's largest affiliated station (the "Acquisition"). The purchase price for the Acquisition was approximately $44.6 million of cash and $1.3 million of costs and other liabilities associated with the Acquisition. The operations of Video 44 are consolidated with those of the Company effective February 26, 1996 and the partnership interest, subject to a minimum annual preferred distribution, attributable to the partner which owns the remaining 25.5% of the venture, is reflected in the accompanying financial statements as minority interest.

On February 26, 1996, the Company also completed the sale of $192 million in aggregate principal amount of 10.5% Senior Notes due 2006 (the "10.5% Notes"), the proceeds of which were used primarily for the Acquisition and to repurchase $116.7 million principal amount of its 10.25% Notes (the "10.25% Notes").

From July 1994 through June 1996, Telemundo had held a 42% interest in Telenoticias del Mundo, L.P. ("TeleNoticias"), an international Spanish-language news service. On June 26, 1996, the Company acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million and sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. for approximately $5.75 million, which resulted in a loss on disposal of $2.4 million in 1996.

The following summarized, unaudited pro forma results of operations for the six months ended June 30, 1996 assume the Acquisition and refinancing occurred as of the beginning of the year. Additionally, items associated with TeleNoticias are excluded from the pro-forma amounts.

Six Months Ended June 30                            1996
--------------------------------------------------------

Net revenue...........................     $  95,081,000
Loss before extraordinary item........        (7,473,000)
Net loss..............................       (24,716,000)
Per Share:
  Loss before extraordinary item......            $ (.75)
  Net loss............................             (2.47)


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
---------------------------------------------------------------

Introduction

Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 60 markets in the continental United States, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in other countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

On February 26, 1996, Telemundo completed the acquisition of a 74.5% interest in a joint venture ("Video 44") which owns WSNS-
TV, Channel 44 in Chicago ("WSNS"), which had been the Company's largest affiliated station.

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

Results of Operations

Net revenue for the three and six months ended June 30, 1997, as compared to the corresponding periods of 1996, was as follows:

                                         Three Months Ended                      Six Months Ended
                                              June 30                                June 30
                                     --------------------------             -------------------------
                                            1997           1996   Change           1997          1996    Change
                                     -----------    -----------   ------    -----------   -----------    ------
 Net Commercial Air Time:
  Continental U.S.:
  Network and National Spot.......   $22,001,000    $23,081,000     (5)%    $37,660,000   $39,024,000     (3)%
  Local...........................    11,180,000     13,138,000    (15)%     20,521,000    22,228,000     (8)%
                                     -----------    -----------             -----------   -----------
                                      33,181,000     36,219,000     (8)%     58,181,000    61,252,000     (5)%
  Puerto Rico.....................    10,625,000     10,579,000      -       18,149,000    17,460,000      4 %
                                     -----------    -----------             -----------   -----------
                                      43,806,000     46,798,000     (6)%     76,330,000    78,712,000     (3)%

Other.............................     7,875,000      7,513,000      5 %     14,451,000    13,866,000      4 %
                                     -----------    -----------             -----------   -----------
                                     $51,681,000    $54,311,000     (5)%    $90,781,000   $92,578,000     (2)%
                                     ===========    ===========             ===========   ===========

The decrease in network and national spot revenue for both the three and six month periods ended June 30, 1997, as compared to the corresponding periods of 1996, is the result of the decline in audience shares for the periods impacting the current year's results, offset in part by the growth in the overall Spanish-language television market. In addition, the comparability of the results for the six month period is impacted by the addition of WSNS-Chicago on February 26, 1996. Excluding the impact of WSNS, network and national spot revenue would have decreased by 4% for the six months ended June 30, 1997.

The decrease in local revenue is primarily the result of the ratings decline. The six month period ended June 30, 1997 was also impacted by the operations of WSNS being reflected for the entire period. Excluding the impact of WSNS, local revenue would have decreased by 11% for the six months ended June 30, 1997.

The Company's average share of the weekday Spanish-language television network audience from the fourth quarter of 1996 through the second quarter of 1997 was 21%, 18% and 18%, respectively, compared to 26%, 26% and 23%, respectively, for the comparable periods of the prior years. A change in audience share typically has a delayed effect on revenue. On August 11, 1997, the Company launched a new prime time program schedule designed to increase its share of the U.S. Spanish-language television market. In addition, the Company recently confirmed that it was pursuing discussions with potential strategic programming partners for purposes of expanding its programming options.

The increase in commercial air time revenue in Puerto Rico for both the three and six month periods ended June 30, 1997 is the result of WKAQ maintaining its dominant audience share in an advertising market which grew slightly.

Other revenue increased for both the three and six month periods ended June 30, 1997 primarily due to international program sales. The six month periods ended June 30 were impacted by the acquisition of WSNS. Excluding the impact of WSNS (which experienced a decline in trade revenue), other revenue would have increased by 6% for the six months ended June 30, 1997.

Direct operating costs increased by 6% and 7% for the three and six month periods ended June 30, 1997, respectively, from the corresponding periods of the prior year. This was primarily the result of an increase in programming and production expenses, including those at WKAQ. In addition, the six months ended June 30, 1997 includes the costs of WSNS for the full period. Excluding the impact of WSNS, direct operating costs would have increased by 6% for the six months ended June 30, 1997.

Selling, general and administrative expenses other than network and corporate decreased by 7% and 2% for the three and six months ended June 30, 1997, respectively. This was primarily the result of cost reductions, particularly at the station group. The comparison for the six month period was impacted by the acquisition of WSNS. Excluding the impact of WSNS, such expenses would have decreased by 3% for the six months ended June 30, 1997.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, decreased by 5% and 3% for the three and six month periods ended June 30, 1997, respectively, from the corresponding periods of the prior year, primarily as a result of a decrease in variable costs which related to the decline in operating performance.

Corporate expenses increased by $80,000 and $87,000 for the three and six month periods ended June 30, 1997, respectively, from the comparable periods of the prior year.

As a result of the above, operating income before depreciation and amortization decreased by $3.1 million and $4.6 million for the three and six month periods ended June 30, 1997, respectively, from the comparable periods of the prior year.

Interest expense for the three and six months ended June 30, 1997 totaled $5.2 million and $10.2 million, respectively, as compared to $5.1 million and $8.9 million for the corresponding periods of the prior year. Interest expense for all periods includes (i) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "10.5%
Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, (iii) amortization of deferred issuance costs for the Senior Notes, and (iv) interest and fees on the Company's revolving credit facility. Interest expense was offset by $36,000 and $32,000 of interest income for the three months ended June 30, 1997 and 1996, respectively, and by $162,000 and $122,000 for the six months ended June 30, 1997 and 1996, respectively.

Loss from investment in TeleNoticias of $1.6 million and $3.1 million for the three and six months ended June 30, 1996 represents the Company's 42% share of Telenoticias del Mundo, L.P.'s ("TeleNoticias") net loss, and related costs. From July 1994 through June 1996, Telemundo had held a 42% interest in TeleNoticias, an international Spanish-language news service. On June 26, 1996, the Company acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million and sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. for approximately $5.75 million, which resulted in a loss on disposal of $2.4 million in 1996.

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

Liquidity and Sources of Capital

The Company's cash flows provided from (used in) operating activities were $(9.4) million and $4.4 million for the six months ended June 30, 1997 and 1996, respectively. The decrease was primarily the result of the decline in operating income before depreciation and amortization coupled with increases in certain asset accounts and decreases in certain liability accounts in the six months ended June 30, 1997.

The Company had working capital of $42.0 million at June 30, 1997.

The Company anticipates that capital expenditures of approximately $3.9 million will be made during the remainder of 1997 for the general replacement or upgrading of equipment and upgrading of facilities.

The Company's principal sources of liquidity are cash from operations and revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at June 30, 1997. Approximately $6.4 million was outstanding under the credit facility at July 31, 1997. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On June 12, 1997, the registrant held its 1997 Annual
Meeting of Stockholders. At the meeting, the stockholders elected a board of directors of nine members.

     The votes cast at the meeting were as follows:

     Director Nominees

     Series A Directors
                                             For                  Withheld
     Alan Kolod                           5,486,422                 5,974
     Barry W. Ridings                     5,486,383                 6,013
     Daniel D. Villanueva                 5,486,422                 5,974
     David E. Yurkerwich                  5,486,422                 5,974

     Series B Directors
                                             For                  Withheld
     Leon D. Black                        3,196,412                   0
     Guillermo Bron                       3,196,412                   0
     Roland A. Hernandez                  3,196,412                   0
     Bruce H. Spector                     3,196,412                   0
     Edward M. Yorke                      3,196,412                   0

     Non-Employee Director Stock Option Plan

     For:  8,665,921        Against:  15,133            Withheld:  2,557

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


     (a)  Exhibits
          --------

          None.


     (b)  Reports on Form 8-K
          -------------------

     During the six months ended June 30, 1997, the Company did not file any reports on Form 8-K.





                                SIGNATURES
                                ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TELEMUNDO GROUP, INC.
                                   (Registrant)




                               /s/  Peter J. Housman II
                               --------------------------------------
Date:  August 14, 1997         Peter J. Housman II
                              (Chief Financial Officer and Treasurer)




















_______________________________
1