Form 10-Q
period 1997-09-30
TELEMUNDO GROUP INC
filed 1997-11-14
CIK 806083

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-16099


                              TELEMUNDO GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       13-3348686
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     2290 WEST 8TH AVENUE
        HIALEAH, FLORIDA                                    33010
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 884-8200


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      As of November 12, 1997, 10,165,656 shares of Common Stock of Telemundo Group, Inc. were outstanding.

-------------------------------------------------------------------------------



                     TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE
                                                                                     NO.
                                                                                    ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Statements of Operations for
         the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)      2

    Consolidated Balance Sheets at September 30, 1997 (Unaudited)
         and December 31, 1996..................................................      3

    Consolidated Statement of Changes in Common Stockholders' Equity
         for the Nine Months Ended September 30, 1997 (Unaudited)...............      4

    Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1997 and 1996 (Unaudited)..........................      5

    Notes to Consolidated Financial Statements
         (Unaudited)............................................................      6

  Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition..........................      8


PART II.  OTHER INFORMATION, AS APPLICABLE......................................     13


SIGNATURES......................................................................     14

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                     THREE MONTHS                              NINE MONTHS
                                                        ENDED                                     ENDED
                                                     SEPTEMBER 30                             SEPTEMBER 30
                                            -------------------------------           -------------------------------
                                                1997              1996                     1997             1996
                                            -------------     -------------           -------------     -------------

Net revenue ............................    $  48,646,000     $  51,002,000           $ 139,427,000     $ 143,580,000
                                            -------------     -------------           -------------     -------------
Costs and expenses:
    Direct operating costs .............       24,571,000        23,257,000              74,148,000        69,425,000
    Selling, general and administrative
       expenses other than network and
       corporate .......................        9,023,000         9,272,000              28,886,000        29,501,000
    Network expenses ...................        6,720,000         5,772,000              18,783,000        18,181,000
    Corporate expenses .................        1,262,000         1,343,000               3,588,000         3,582,000
    Depreciation and amortization ......        3,396,000         3,259,000              10,439,000         9,564,000
                                            -------------     -------------           -------------     -------------
                                               44,972,000        42,903,000             135,844,000       130,253,000
                                            -------------     -------------           -------------     -------------

Operating income .......................        3,674,000         8,099,000               3,583,000        13,327,000

Interest expense - net .................       (5,307,000)       (5,029,000)            (15,517,000)      (13,914,000)
Loss from investment in TeleNoticias ...             --                --                      --          (3,120,000)
Loss on disposal of TeleNoticias .......             --                --                      --          (2,441,000)
                                            -------------     -------------           -------------     -------------

Income (loss) before income taxes,
   minority interest and extraordinary item    (1,633,000)        3,070,000             (11,934,000)       (6,148,000)
Income tax provision ...................       (1,050,000)       (1,006,000)             (3,133,000)       (2,821,000)
Minority interest ......................         (702,000)         (636,000)             (2,106,000)       (1,484,000)
                                            -------------     -------------           -------------     -------------

Income (loss) before extraordinary
   item ................................       (3,385,000)        1,428,000             (17,173,000)      (10,453,000)
Extraordinary item-loss on
   extinguishment of debt ..............             --                --                      --         (17,243,000)
                                            -------------     -------------           -------------     -------------

Net income (loss) ......................    $  (3,385,000)    $   1,428,000           $ (17,173,000)    $ (27,696,000)
                                            =============     =============           =============     =============

Income (loss) per share:
    Income (loss) before extraordinary
      item .............................    $        (.33)    $         .13           $       (1.69)    $       (1.04)
    Extraordinary item .................             --                --                      --               (1.72)
                                            -------------     -------------           -------------     -------------
    Net income (loss) ..................    $        (.33)    $         .13           $       (1.69)    $       (2.76)
                                            =============     =============           =============     =============

Weighted average number of shares
    outstanding ........................       10,166,000        11,217,000              10,163,000        10,021,000
                                            =============     =============           =============     =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30        DECEMBER 31
                                                                1997               1996
                                                            ------------        -----------
                                                            (UNAUDITED)

ASSETS

Current assets:

    Cash and cash equivalents .......................       $   2,197,000     $  12,587,000
    Accounts receivable, less allowance for doubtful
       accounts of $6,787,000 and $5,943,000 ........          44,722,000        51,824,000
    Television programming ..........................          16,470,000        14,062,000
    Prepaid expenses and other ......................           9,124,000         7,685,000
                                                            -------------     -------------
             Total current assets ...................          72,513,000        86,158,000
Property and equipment, net .........................          65,904,000        64,532,000
Television programming ..............................           6,375,000         4,588,000
Other assets ........................................           7,173,000         7,451,000
Broadcast licenses and reorganization value in excess
    of amounts allocable to identifiable assets, net.         129,482,000       132,831,000
                                                            -------------     -------------
                                                            $ 281,447,000     $ 295,560,000
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................       $   7,352,000     $   8,831,000
    Accrued expenses and other ......................          18,494,000        27,484,000
    Television programming obligations ..............           4,253,000         5,074,000
                                                            -------------     -------------
            Total current liabilities ...............          30,099,000        41,389,000
Long-term debt ......................................         191,316,000       179,695,000
Capital lease obligations ...........................           5,362,000         5,945,000
Television programming obligations ..................             640,000           442,000
Other liabilities ...................................          22,904,000        19,950,000
                                                            -------------     -------------
                                                              250,321,000       247,421,000
                                                            -------------     -------------

Minority interest ...................................           5,312,000         5,246,000
                                                            -------------     -------------
Contingencies and commitments

Common stockholders' equity:
    Series A Common Stock, $.01 par value, 14,388,394
        shares authorized, 7,062,544 and 6,621,983
        shares outstanding at September 30,
        1997 and December 31, 1996 ..................              71,000            66,000
    Series B Common Stock, $.01 par value, 5,611,606
        shares authorized, 3,103,112 and 3,530,232
        shares outstanding at September 30, 1997 and
        December 31, 1996 ...........................              31,000            36,000
Additional paid-in capital ..........................          71,395,000        71,301,000
Retained earnings (deficit) .........................         (45,683,000)      (28,510,000)
                                                            -------------     -------------
                                                               25,814,000        42,893,000
                                                            -------------     -------------
                                                            $ 281,447,000     $ 295,560,000
                                                            =============     =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)


                                  NUMBER OF
                                    SHARES                     COMMON
                                  OUTSTANDING                   STOCK
                             ---------------------        -------------------
                             SERIES A     SERIES B        SERIES A   SERIES B      ADDITIONAL     RETAINED         COMMON
                              COMMON       COMMON          COMMON     COMMON        PAID-IN       EARNINGS     STOCKHOLDERS'
                               STOCK        STOCK          STOCK      STOCK         CAPITAL      (DEFICIT)         EQUITY
                             ----------   --------        --------   --------     -----------   ------------   -------------

Balance, December 31, 1996    6,621,983    3,530,232      $66,000   $ 36,000      $71,301,000   $(28,510,000)   $ 42,893,000

Net loss ..................        --           --           --         --               --      (17,173,000)    (17,173,000)

Warrant conversions .......      13,441         --           --         --             94,000           --            94,000

Stock conversions .........     427,120     (427,120)       5,000     (5,000)            --             --              --
                              ---------   ----------      -------   --------      -----------   ------------    ------------
Balance, September 30, 1997   7,062,544    3,103,112      $71,000   $ 31,000      $71,395,000   $(45,683,000)   $ 25,814,000
                              =========   ==========      =======   ========      ===========   ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                 1997               1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ............................................      $(17,173,000)     $ (27,696,000)
Charges not affecting cash:
    Depreciation and amortization ...................        10,439,000          9,564,000
    Interest accretion ..............................         4,097,000          3,240,000
    Loss from investment in TeleNoticias ............              --            3,120,000
    Loss on disposal of TeleNoticias ................              --            2,441,000
    Minority interest ...............................         2,106,000          1,484,000
    Extraordinary item - extinguishment of debt .....              --           17,243,000
Changes in assets and liabilities:
    Accounts receivable .............................         7,102,000         (1,114,000)
    Prepaid expenses and other ......................        (1,439,000)        (2,058,000)
    Television programming ..........................        (4,195,000)        (2,810,000)
    Television programming obligations ..............          (623,000)           473,000
    Accounts payable and accrued expenses and other .        (7,162,000)         7,803,000
                                                           ------------      -------------
                                                             (6,848,000)        11,690,000
                                                           ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Video 44, net of cash acquired .......              --          (43,973,000)
Additions to property and equipment .................        (8,199,000)        (5,003,000)
Investment in TeleNoticias ..........................              --           (1,704,000)
Disposal of TeleNoticias, net .......................              --           (2,519,000)
                                                           ------------      -------------
                                                             (8,199,000)       (53,199,000)
                                                           ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of 10.5% Senior Notes ....              --          169,981,000
Repurchase of 10.25% Notes and consent fee ..........              --         (118,993,000)
Proceeds from exercise of stock options and warrants             94,000          1,050,000
Payments of obligations under capital leases ........          (540,000)          (470,000)
Borrowings under credit facility ....................         9,549,000          7,900,000
Payments under credit facility ......................        (2,025,000)       (13,897,000)
Payments to minority interest partner ...............        (2,040,000)        (1,443,000)
Payments of reorganization items, liabilities subject
    to settlement under Chapter 11 proceedings
    and other .......................................          (381,000)          (795,000)
                                                           ------------      -------------
                                                              4,657,000         43,333,000
                                                           ------------      -------------
Increase (decrease) in cash and cash equivalents ....       (10,390,000)         1,824,000
Cash and cash equivalents, beginning of period ......        12,587,000          3,199,000
                                                           ------------      -------------
Cash and cash equivalents, end of period ............      $  2,197,000      $   5,023,000
                                                           ============      =============
Supplemental cash flow information:
    Interest paid ...................................      $ 13,474,000      $   8,585,000
                                                           ============      =============
    Income taxes paid, including Puerto Rico
       withholding taxes ............................      $    933,000      $   2,250,000
                                                           ============      =============
Non-cash investing activities:
     Note receivable and escrow deposit
       associated with disposal of TeleNoticias,
       net of accrued liabilities ...................      $       --        $     596,000
                                                           ============      =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and its subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at September 30, 1997, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1996, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made in the prior period's financial statements to conform with the current period's presentation.

2. EARNINGS (LOSS) PER SHARE

Net loss per share for the three and nine months ended September 30, 1997 and for the nine months ended September 30, 1996 is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Outstanding stock options and warrants are not considered common stock equivalents in the computation as all stock options and warrants are antidilutive.

Primary and fully diluted earnings per share for the three months ended September 30, 1996 is calculated by dividing net income by the weighted average number of shares, including the dilutive effect of outstanding stock options and warrants as common stock equivalents calculated under the treasury stock method.

Primary and fully diluted net income (loss) per share are the same for each period presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FASB 128"). This Statement requires dual presentation of basic and diluted income per share. Basic income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities, such as stock options and warrants, were exercised or otherwise converted into common stock. This Statement will be effective for financial statements for periods ending after December 15, 1997 and early application is not permitted. The Company's basic and fully diluted income (loss) per share would be the same for all periods presented under FASB 128, with the exception that basic income per share for the three months ended September 30, 1996 would be $.14.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

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

The following summarized unaudited pro forma results of operations for the nine months ended September 30, 1996 assume the Acquisition and refinancing occurred as of the beginning of the year. Additionally, items associated with TeleNoticias are excluded from the pro-forma amounts.

NINE MONTHS ENDED SEPTEMBER 30               1996
------------------------------           ------------
Net revenue........................      $146,082,000
Loss before extraordinary item.....        (5,452,000)
Net loss...........................       (22,695,000)
Per Share:
    Loss before extraordinary item.             $(.54)
    Net loss.......................            $(2.24)

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

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS

Net revenue for the three and nine months ended September 30, 1997, as compared to the corresponding periods of 1996, was as follows:

                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                        SEPTEMBER 30                                SEPTEMBER 30
                               -----------------------------               -----------------------------
                                   1997            1996         CHANGE          1997            1996         CHANGE
                               -------------   -------------    ------     --------------  -------------     ------
Net Commercial Air Time:
  Continental U.S.:
    Network and
       National Spot ...       $  20,171,000   $  20,152,000     -- %      $  57,831,000   $  59,176,000       (2)%
    Local ..............           9,761,000      12,287,000    (21)%         30,282,000      34,515,000      (12)%
                               -------------   -------------               -------------   -------------

                                  29,932,000      32,439,000     (8)%         88,113,000      93,691,000       (6)%
  Puerto Rico ..........          11,686,000      11,151,000      5 %         29,835,000      28,611,000        4 %
                               -------------   -------------               -------------   -------------

                                  41,618,000      43,590,000     (5)%        117,948,000     122,302,000       (4)%
Other ..................           7,028,000       7,412,000     (5)%         21,479,000      21,278,000        1 %
                               -------------   -------------               -------------   -------------

                               $  48,646,000   $  51,002,000     (5)%      $ 139,427,000   $ 143,580,000       (3)%
                               =============   =============               =============   =============


The slight increase in network and national spot revenue for the three months ended September 30, 1997 is the result of the growth in the overall Spanish-language television market, offset in part by a decline in audience shares. The decrease in network and national spot revenue for the nine months ended September 30, 1997 is the result of the decline in audience shares for the periods impacting the current year's results, offset in part by the growth in the overall Spanish-language television market. In addition, the comparability of the results for the nine month period is impacted by the addition of WSNS-Chicago on February 26, 1996. Excluding the impact of WSNS, network and national spot revenue would have decreased by 3% for the nine months ended September 30, 1997.

The decrease in local revenue is primarily the result of the ratings decline which most significantly impacted KVEA-Los Angeles and WSCV-Miami. The nine month period ended September 30, 1997 was also impacted by the operations of WSNS being reflected for the entire period. Excluding the impact of WSNS, local revenue would have decreased by 15% for the nine months ended September 30, 1997.

The Company's average share of the weekday Spanish-language television network audience from the fourth quarter of 1996 through the third quarter of 1997 was 21%, 18%, 18% and 18%, respectively, compared to 26%, 26%, 23% and 23%, respectively, for the comparable periods of the prior years. A change in audience share typically has a delayed effect on revenue.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


To address the decline in audience share, the Company launched a new prime time program schedule in August 1997 designed to increase its share of the U.S. Spanish-language television market. In addition, as the Company has previously announced, it has hired the investment banking firm of Lazard Freres & Co. LLC to assist it in discussions with potential strategic partners. In connection with this process, the Company has been approached by a number of entertainment concerns. Further, the Company has conducted, on a preliminary basis, substantive discussions regarding strategic transactions with a number of these parties. While there can be no assurance that any transaction will in fact be consummated, the Company is hopeful that within the near future it will be in a position to make an announcement regarding such a transaction.

The increase in commercial air time revenue in Puerto Rico for both the three and nine month periods ended September 30, 1997 is the result of WKAQ maintaining its dominant audience share in an advertising market which grew slightly. In addition, WKAQ lost certain revenue in September 1996 as a result of Hurricane Hortense, as advertisers reduced their spending when businesses and services, including electricity, were disrupted. The Company recovered lost revenue during the fourth quarter of 1996 as advertisers re-scheduled their advertising campaigns.

Other revenue decreased for the three months ended September 30, 1997 primarily due to a decline in block time revenue. Other revenue increased for the nine months ended September 30, 1997 as a result of an increase in international program sales, which was partially offset by the decline in block time revenue.

Direct operating costs increased by 6% and 7% for the three and nine month periods ended September 30, 1997, respectively, from the corresponding periods of the prior year. This was primarily the result of an increase in investment in programming and production expenses, including those at WKAQ. In addition, the nine months ended September 30, 1997 includes the costs of WSNS for the full period. Excluding the impact of WSNS, direct operating costs would have increased by 6% for the nine months ended September 30, 1997.

Selling, general and administrative expenses other than network and corporate decreased by 3% and 2% for the three and nine months ended September 30, 1997, respectively. This was primarily the result of cost reductions, particularly at the station group.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, increased by 16% for the three months ended September 30, 1997, due primarily to the timing of certain expenses, but increased by only 3% for the nine months ended September 30, 1997.

Corporate expenses decreased by 6% for the three months ended September 30, 1997, from the comparable period of the prior year, and approximated the comparable period of the prior year for the nine months ended September 30, 1997.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


As a result of the above, operating income before depreciation and amortization decreased by $4.3 million and $8.9 million for the three and nine month periods ended September 30, 1997, respectively, from the comparable periods of the prior year.

Interest expense for the three and nine months ended September 30, 1997 totaled $5.3 million and $15.5 million, respectively, as compared to $5.0 million and $13.9 million for the corresponding periods of the prior year. Interest expense for all periods includes (i) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996), (ii) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "10.5% Notes") from February 26, 1996, which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, (iii) amortization of deferred issuance costs for the 10.5% Notes, and (iv) interest and fees on the Company's revolving credit facility. Interest expense was offset by $26,000 and $93,000 of interest income for the three months ended September 30, 1997 and 1996, respectively, and by $188,000 and $215,000 for the nine months ended September 30, 1997 and 1996, respectively.

Loss from investment in TeleNoticias of $3.1 million for the nine months ended September 30, 1996 represents the Company's 42% share of Telenoticias del Mundo, L.P.'s ("TeleNoticias") net loss, and related costs. From July 1994 through June 1996, Telemundo had held a 42% interest in TeleNoticias, an international Spanish-language news service. On June 26, 1996, the Company acquired the remaining 58% interest in TeleNoticias from its former partners for approximately $5.1 million and sold substantially all of the assets and certain liabilities of TeleNoticias to CBS Inc. for approximately $5.75 million, which resulted in a loss on disposal of $2.4 million in 1996.

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

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows provided from (used in) operating activities were $(6.8) million and $11.7 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily the result of the decline in operating income before depreciation and amortization coupled with increases in certain asset accounts and decreases in certain liability accounts in the nine months ended September 30, 1997, including accrued interest on the 10.5% Notes and accounts payable.

The Company had working capital of $42.4 million at September 30, 1997.

The Company anticipates that capital expenditures of approximately $2.5 million will be made during the remainder of 1997 for the general replacement or upgrading of equipment and upgrading of facilities.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at September 30, 1997. Approximately $6.6 million was outstanding under the credit facility at October 31, 1997. During the quarter ended September 30, 1997, the Company had a $1.2 million letter of credit issued to secure an office lease, which reduces the availability under the revolving credit facility by the same amount. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

          27.1   Financial Data Schedule


   (b)   REPORTS ON FORM 8-K

         During the nine months ended September 30, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TELEMUNDO GROUP, INC.
                                             (Registrant)


                                    /s/  PETER J. HOUSMAN II
                                    ---------------------------------------
Date:  November 14, 1997            Peter J. Housman II
                                    (Chief Financial Officer and Treasurer)

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION

27                       Financial Data Schedule