Form 10-K405
period 1997-12-31
TELEMUNDO GROUP INC
filed 1998-03-31
CIK 806083

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         Commission File Number 0-16099

                                   -----------

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

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      SERIES A COMMON STOCK, $.01 PAR VALUE

                     SERIES A COMMON STOCK PURCHASE WARRANTS

                                   ----------

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

         As of March 26, 1998, 10,267,090 shares of Common Stock of Telemundo Group, Inc. were outstanding, and the aggregate market value of the voting stock held by nonaffiliates was approximately $262,474,000. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not be deemed affiliates for any other purpose.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Telemundo Group, Inc. 1997 Annual Report to Stockholders - Parts II and IV.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

   Item 1.     BUSINESS...................................................... 2
   Item 2.     PROPERTIES....................................................12
   Item 3.     LEGAL PROCEEDINGS.............................................13
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........14

PART II

   Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.....................................14
   Item 6.     SELECTED FINANCIAL DATA.......................................14
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION......................14
   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................14
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................14

PART III

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............14
   Item 11.    EXECUTIVE COMPENSATION........................................17
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT...............................................24
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................26

PART IV

   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                          FORM 8-K...........................................27

                                     PART I

ITEM 1.           BUSINESS

         Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 61 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Hispanics currently constitute approximately 11% of the U.S. population, or 29.6 million people, according to the U.S. Census Bureau, which also projects Hispanics to be the largest minority group in the United States by the year 2005. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. References to the U.S. exclude Puerto Rico unless otherwise noted.

         Telemundo owns and operates full power Spanish-language television stations in the seven largest Hispanic Market Areas in the United States. "Market Area" or "DMA" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. ("Nielsen TV") and used by the television industry to describe a geographically distinct television market.

         The Company also distributes its programming through 15 owned and operated low-power television stations, 43 affiliated broadcast stations and 101 satellite direct cable affiliates. The Company's programming is carried on an additional 570 cable systems in markets served by broadcast stations in the Company's network.

         GENERAL DEVELOPMENT OF BUSINESS

         The Company was organized in May 1986 under the laws of Delaware and is the successor to John Blair & Company, formerly a diversified communications company ("Blair"). The Company began its United States network with three television stations in January 1987, providing approximately 18 hours per week of network programming. The Company now transmits Spanish-language programming 24-hours per day and has increased its coverage from 65% of all U.S. Hispanic households at the beginning of 1989 to approximately 85% of all U.S. Hispanic households in March 1998. In July 1993 the Company consented to the entry of an order for relief under chapter 11 of the United States Code (the "Bankruptcy Code") and on December 30, 1994 consummated a plan of reorganization under the Bankruptcy Code.

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

         THE TELEMUNDO NETWORK AND BROADCAST OPERATIONS

         The Company's television network covers 61 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. Coverage is achieved through seven full-power and 15 low-power owned and operated television stations, 43 affiliated broadcast stations and 101 satellite direct cable systems affiliated with the Company. The signal from the Company's owned and operated stations and broadcast affiliates is also carried on an additional 570 cable systems throughout the United States.

         THE COMPANY'S TELEVISION STATIONS

         The Company owns and operates eight full-power and 15 low-power Spanish-language television stations in the United States and Puerto Rico.

 FULL-POWER STATIONS

         The Company's U.S. owned and operated full-power stations broadcast network programming and produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets. Each full-power station also sells blocks of broadcast time during non-network programming hours to block time programmers. The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations.

                                                                           RANKING OF          NUMBER OF OTHER       RANKING OF
                                APPROXIMATE                              MARKET AREA BY        SPANISH-LANGUAGE    MARKET AREA BY
                            HISPANIC TELEVISION    HISPANICS AS A          NUMBER OF          TELEVISION STATIONS  NUMBER OF TOTAL
MARKET AREA SERVED             HOUSEHOLDS IN     PERCENTAGE OF TOTAL   HISPANIC TELEVISION       OPERATING IN         TELEVISION
   AND STATION                 MARKET AREA(1)       POPULATION(2)         HOUSEHOLDS(1)         MARKET AREA(3)       HOUSEHOLDS(1)
---------------------          --------------       -------------         -------------         --------------       -------------
   Los Angeles, CA
     KVEA, Channel 52             1,351,000              37%                   1                      2                    2
   New York, NY
     WNJU, Channel 47             1,023,000              18%                   2                      1                    1
   Miami, FL
     WSCV, Channel 51               451,000              37%                   3                      3                   16
   San Francisco, CA
     KSTS, Channel 48               301,000              18%                   4                      1                    5
   Chicago, IL
     WSNS, Channel 44               293,000              13%                   5                      1                    3
   San Antonio, TX
     KVDA, Channel 60               283,000              52%                   6                      2                   38
   Houston, TX
     KTMD, Channel 48               278,000              23%                   7                      1                   11
   San Juan, PR
     WKAQ, Channel 2 (4)          1,145,000               -                    -                      6                    -

-----------

(1)      Estimated by Nielsen TV as of January 1, 1998.

(2) Claritas, Inc., 1997, derived from U.S. Census Bureau data and other government statistics.

(3) The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF. The Company's principal competitor, Univision Communications, Inc. ("Univision"), owns a Spanish-language station in each of the U.S. markets that are served by the Company's owned and operated full-power stations. Independent Spanish-language stations also broadcast in the Los Angeles, Miami and San Antonio Market Areas. The independent station in Los Angeles and one of the independent stations in Miami are full-power stations.

(4)      Source: Mediafax, PUERTO RICO MARKET DATA, DECEMBER 1997.

         The information below regarding population growth and country of origin is from Claritas, Inc., 1997:

LOS ANGELES: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. Los Angeles is the largest U.S. Hispanic market, representing approximately 17% of the Hispanic television households in the United States. An estimated 5.8 million Hispanics reside in the Los Angeles DMA, constituting approximately 37% of the Los Angeles DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 1997, and immigration trends indicate that the Hispanic population will continue to grow rapidly. As a reflection of the significance of Spanish-language television, Spanish-language television programs periodically draw higher overall audience levels than the competing

English-language programs in the Los Angeles DMA. The Hispanic population in Los Angeles is predominantly Mexican in origin. In addition to a Univision station, Los Angeles has a local, independently-owned Spanish-language television station.

NEW YORK: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 13% of the Hispanic television households in the United States. An estimated 3.4 million Hispanics reside in the New York DMA, constituting approximately 18% of the New York DMA population. The Hispanic population in New York increased by approximately 64% between 1980 and 1997. Although almost half of this market is of Puerto Rican origin, the New York Hispanic community is relatively diverse.

MIAMI: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami-Ft. Lauderdale market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.3 million Hispanics reside in the Miami DMA, constituting approximately 37% of the Miami DMA population. It has been estimated that more than half of the population of Miami-Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 1997. Approximately 54% of Hispanics in Miami are of Cuban origin.

SAN FRANCISCO: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco-San Jose market. KSTS began operating as a Spanish-language station in 1987. The San Francisco-San Jose Hispanic market is the fourth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the U.S. An estimated
1.2 million Hispanics reside in the San Francisco DMA (which includes San Jose), constituting approximately 18% of the San Francisco DMA population. The Hispanic population in this market grew by approximately 83% from 1980 to 1997 and is over 68% of Mexican origin.

CHICAGO: The Company owns a 74.5% interest in and operates WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the fifth largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the U.S. An estimated 1.1 million Hispanics reside in the Chicago DMA, constituting approximately 13% of the Chicago DMA population. The Hispanic population in Chicago grew by approximately 76% from 1980 to 1997 and is over 69% of Mexican origin.

SAN ANTONIO: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio, Texas market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the sixth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.0 million Hispanics reside in the San Antonio DMA, constituting approximately 52% of the San Antonio DMA population. The Hispanic population in San Antonio, which is principally of Mexican origin, increased by approximately 54% between 1980 and 1997.

HOUSTON: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston-Galveston market. KTMD began operating as a Spanish-language station in 1987. The Houston-Galveston market is the seventh largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.0 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 23% of the Houston DMA population. The Hispanic population in Houston more than doubled between 1980 and 1997 and is principally of Mexican origin.

SAN JUAN, PUERTO RICO: The Company owns and operates television station WKAQ, Channel 2, in San Juan, which together with its affiliate, WOLE (channel 12 in Mayaguez), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.8 million.

 LOW-POWER STATIONS

         The Company owns and operates 15 low-power television stations ("LPTVs") and has received permission from the Federal Communications Commission ("FCC") to build two additional LPTVs. LPTVs and "translator stations" generally operate at significantly lower levels of power than full-power stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area. LPTVs extend the network's coverage in areas where a full-power television station was not available for the network. Under FCC rules, LPTVs operate on a secondary basis and are subject to displacement. Under the 1992 Cable Act, LPTVs have very limited cable carriage rights. See "FCC Regulation". The Company's low-power television stations operate with minimal staff and generally do not originate programming or have their own sales forces.

                                                                 APPROXIMATE
                                                             HISPANIC TELEVISION
AREA SERVED AND STATION(S)                                        HOUSEHOLDS
--------------------------                                        ----------
Albuquerque/Santa Fe, NM (1): K52BS.............................   181,000
Sacramento, CA (1): K47DQ, K52CK, K61FI.........................   154,000
Boston, MA: W32AY...............................................    89,000
Austin, TX (1): K11SF...........................................    79,000
Salinas-Monterey, CA: K15CU.....................................    51,000
Colorado Springs, CO: K49CJ.....................................    40,000
Santa Barbara/Santa Maria, CA: K27EI............................    40,000
Salt Lake City, UT: K48EJ.......................................    37,000
Odessa/Midland, TX (1): K60EE, K49CD............................    37,000
Amarillo, TX:  K36DV............................................    28,000
Reno, NV: K52FF.................................................    18,000
Abilene, TX: K40DX..............................................    14,000

-----------

(1)  These areas are served by more than one LPTV, including affiliated LPTVs.

         AFFILIATES

         The Company currently provides programming to 144 affiliates serving 42 Hispanic markets in the United States. The Company's affiliates in these markets, which consist of 43 affiliated broadcast stations and 101 satellite direct cable affiliates that take the network's signal directly from the satellite, represent approximately 31% of the network's total coverage of the U.S. Hispanic market.

         The Company provides its affiliates with programming and retains the right to sell generally 50% to 60% of the commercial advertising time available during such programming. Affiliates generally carry the full network schedule. The Company also acts as the exclusive representative of the affiliates for national and regional spot advertising sales, and receives a commission on such sales. The Company is able to provide advertising sales representation services to affiliated stations by reason of a waiver of applicable regulations granted by the FCC. Revenue from the Company's representation services accounted for less than 1% of the total revenue of the Company in 1997.

         The Company's current contracts with its affiliates generally have two to five year terms and some provide for compensation to the affiliate. As of February 1998, no single affiliated station accounted for more than 2.9% of total network coverage.

         PROGRAMMING

         The Company currently makes available Spanish-language programming 24-hours per day to its network, including movies, novelas, talk and entertainment shows, variety shows, national and international news, music and sporting events. More than 40% of network programming is produced by the Company at production facilities near Miami and Mexico City. In addition, the Company's owned and operated full-power stations and certain affiliates produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets. The remainder of the Company's programming is purchased from various program suppliers primarily in Mexico and other Latin American countries.

         The Company's programming schedule includes OCURRIO ASI, the first news magazine format program in Spanish-language television. Produced by the Company since 1990 in its Miami facilities, this show has consistently been one of Telemundo's highest rated programs. Other Telemundo produced programming with consistently strong market shares include two talk shows, SEVCEC and EL Y ELLA and a musical variety program, PADRISIMO.

         The programming lineup of WKAQ in Puerto Rico differs from that of the Company's network, but includes approximately 15 hours per week of Telemundo network programming. Through its production studios, WKAQ produces approximately 29 hours of programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal to purchase novelas and other programming for the Puerto Rico market, produced by Grupo Televisa, S.A. de C.V. ("Televisa") pursuant to a programming agreement with approximately seven years remaining. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

         The Company also sells the rights to broadcast its original programming in the international markets. Revenue from the syndication of the Company's programming represented less than 2% of the Company's total net revenue in 1997.

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

         The Company sells advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of the Company's 1997 total revenue. According to HISPANIC BUSINESS MAGAZINE, the top ten advertisers in Spanish-language media in 1997, all of which are major advertisers on the Telemundo network, were The Procter & Gamble Co., AT&T Corp., Sears, Roebuck & Co., General Motors Corporation, MCI Communications Corporation, McDonald's Corporation, Anheuser-Busch Companies Inc., Philip Morris Companies, Inc., Colgate-Palmolive Company and Ford Motor Company.

         Additionally, the network and each of the Company's stations sell blocks of air time during non-network programming hours to block time programmers.

         RATINGS SYSTEMS

         The Company's advertising revenue depends to a large extent on its ratings and audience share. The Nielsen Hispanic Television Index ("NHTI") which began in November 1992, and the Nielsen Hispanic Station Index ("NHSI") provide national network (NHTI) and local (NHSI) television ratings and share data for the Hispanic audience. Management believes that Spanish-language television has the potential to garner a larger share of total U.S. television advertising revenue, and better demographic information and audience research should continue to accelerate this process.

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

         In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station which ranks first in Spanish-language television viewership in its DMA. The Univision stations and the Univision network affiliates together reach a larger percentage of Hispanic viewers in the U.S. than the Company's stations and affiliates and have at times attracted approximately 82% of the overall Spanish-language network television viewing audience in 1997. Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. Additionally, in 1996, Univision acquired the Galavision cable network ("Galavision"), which has operated primarily as a Spanish-language cable television network since 1980. Galavision is reported to serve 2.5 million subscribers and also competes with the Company. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision") have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Through these program license agreements, Univision has the right of first refusal to air in the U.S. all Spanish-language programming produced by Televisa and Venevision until December 2017. These supply contracts currently provide Univision with a competitive advantage in obtaining programming originating from Mexico and in targeting Hispanics of Mexican origin, which account for approximately 64% of the U.S. Hispanic market.

         There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami and San Antonio Market Areas.

         The Company's owned and operated television stations and affiliates also face competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, direct broadcast satellites, radio stations, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. Several English-language networks and stations are broadcasting Spanish-language translations of their general market programs using the second audio programs ("SAP"). The Company believes these SAP transmissions have not to date attracted a significant number of Hispanic viewers.

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

         Further advances in technology such as video compression and programming delivered through fiber optic telephone lines could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.

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

         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Pursuant to the terms of the Telecom Act, the FCC increased the terms of such licenses and their renewals from five
(5) to eight (8) years. FCC licenses of full-power stations held by the Company have the following expiration dates: KTMD and KVDA - August 1, 1998; KSTS and KVEA - December 1, 1998; WNJU - June 1, 1999; WKAQ and WSCV - February 1, 2005 and WSNS - December 1, 2005.

 ATTRIBUTABLE INTERESTS

         Under existing FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation owning or controlling television stations, there is attribution only to directors and officers and to stockholders who own 5% or more of the outstanding voting stock. Institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to 10% of the outstanding voting stock without being subject to such attribution, provided that such stockholders exercise no control over the management or policies of the broadcasting company. In the case of the Company, to its knowledge, there are presently two attributable stockholders: TLMD Partners II, L.L.C. and Bastion Capital Fund, L.P.

         Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an "attributable interest" in another broadcast station with an overlapping service area. The regulations also prohibit (with certain qualifications) any person or entity from having an "attributable interest" in television stations, located in markets which, in the aggregate, include more than 35% of total U.S. television households. For purposes of this rule, UHF stations are attributed with one-half of the television households in their respective markets. Additionally, the rules prohibit (with certain qualifications) anyone with an "attributable interest" in a television station from also having an "attributable interest" in a radio station, daily newspaper or cable television system serving a community located within the relevant coverage area of that station, and vice versa. The Commission is conducting rulemaking proceedings to consider, among other things, changes to its attribution rules and the modification of the local co-ownership prohibition. In addition, on March 12, 1998, acting pursuant to the requirements of the Telecom Act, the FCC commenced a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review in pending rulemaking proceedings, including the national audience limitation, the associated 50% discount for UHF stations and the broadcast/cable cross-ownership rule. It is not possible at this time to predict what action the FCC may take and how it may affect the Company. The Company is unable to predict the effect of any changes resulting from these ownership proceedings.

 FOREIGN OWNERSHIP RESTRICTIONS

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. The Company's Restated Certificate of Incorporation provides that the transfer of the Company's capital stock, whether voluntary or involuntary, will not be permitted and will be ineffective if such transfer would violate (or would result in a violation of) the Communications Act or any of the rules or regulations promulgated thereunder.

 COVERAGE AND MUST-CARRY RIGHTS

         Pursuant to the Cable Act of 1992 (the "1992 Cable Act"), television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), as defined by the Arbitron 1991-92 Television Market Guide. However, these must- carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and the location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. LPTVs have very limited must-carry rights, although cable systems cannot retransmit LPTV stations' signals without their consent. The Company's owned and operated full-power stations have elected must-carry rights.

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

RECENT AND PROPOSED LEGISLATION; PROPOSED RULEMAKING

         On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television ("DTV") service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard- or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecom Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has pending a rulemaking proceeding to implement this requirement. The FCC has maintained the secondary status of LPTV stations in connection with its implementation of a channel allotment plan for DTV, but has announced steps to assist LPTV stations that are displaced or otherwise affected by DTV operations, including affording procedural protections to LPTV stations that seek to relocate to a new channel to eliminate interference to or from an allotted full service DTV facility.

         Pursuant to the Children's Television Act of 1990, the amount of commercial matter that may be broadcast during the programming designed for children 12 years of age and younger has been limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license.

         The Telecom Act directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with the so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories in order to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phases implementation beginning on July 1, 1999. The Company cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect the Company's business.

         The FCC's closed captioning rules, which became effective January 1, 1998, provide for the phased implementation of a universal on-screen captioning requirement with respect to the vast majority of video programming. Program distributors, including television stations and cable systems, are generally responsible for compliance with the captioning rules. The FCC has granted a blanket exemption from the new rules, however, for foreign-language broadcasters, including the Company's network and its owned stations.

         The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations and programming network. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

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

         EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries had approximately 1,200 full-time employees, approximately 215 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees of WNJU, 35 employees of KSTS, 130 employees of WKAQ and 30 employees of WSNS are covered by union contracts. The Company is currently negotiating a collective bargaining agreement for the approximately 60 unionized employees of KVEA. The Company believes its relations with its employees and unions are satisfactory.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

         Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward looking disclosures, that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the loss of key employees; the modification or termination of network affiliation agreements; the availability of cost-effective programming; the impact of litigation; the impact of current or pending legislation and regulations, including FCC rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission (the "Commission").

RECENT DEVELOPMENTS

         On November 24, 1997, the Company, TLMD Station Group, Inc. ("Purchaser") and TLMD Acquisition Co. ("Sub") entered into a merger agreement (the "Merger Agreement"). The Merger Agreement provides that following the approval of the stockholders of the Company and the satisfaction of certain other conditions, Sub will be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Purchaser (the "Merger"). In the Merger, each outstanding share of Common Stock (other than shares of Common Stock held by Purchaser, Sub or any other wholly owned subsidiary of Purchaser, or in the treasury of the Company or by any wholly-owned subsidiary of the Company, all of which will be canceled with no payment being made with respect thereto, or by stockholders of the Company who exercise and perfect their statutory appraisal rights under Delaware law) will be converted into the right to receive $44.00 in cash. Subject to certain conditions, if the Merger has not been completed by July 30, 1998, the purchase price per share of the Common Stock will increase at the rate of 8% per annum (approximately $0.29 per share per month) during the period commencing on July 30, 1998 and ending on the day before the date on which the Merger is completed.

         Purchaser will be beneficially owned by (i) Apollo Investment Fund III, L.P. ("Apollo Investment") which may be deemed to be an affiliate of TLMD Partners II ("TLMD II"), a significant stockholder of the Company, (ii) Bastion Capital Fund, L.P. ("Bastion"), which is also a significant stockholder of the Company, (iii) Liberty Media Corporation ("Liberty") and (iv) Sony Pictures Entertainment, Inc. ("SPE"). Following the completion of the Merger, the Company, as a wholly-owned subsidiary of the Purchaser, will be owned beneficially 24.95% by SPE, 24.95% by Liberty and 50.1% by Station Partners, LLC, an entity to be owned 68% by Apollo Investment and 32% by Bastion.

         A special committee of the Company's Board of Directors, whose members have no financial interest in Purchaser, Apollo Investment, Bastion or their respective affiliates, unanimously recommended approval of the Merger Agreement and the transactions contemplated thereby (the "Transactions") to the Board of Directors which, relying upon such recommendation, approved the Merger Agreement and the Transactions.

         Completion of the Merger is subject to various conditions, including approval by the FCC of the transfer of the Company's broadcast licenses without the imposition of certain specified conditions or restrictions that are not acceptable to Purchaser, approval of the Merger by the holders of a majority of the outstanding shares of Common Stock (voting together as a single class), Purchaser's securing the financing required to accommodate the transaction under the debt and equity commitments that have been arranged (or pursuant to alternative financing arrangements), and the expiration of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") waiting period.

         Under certain conditions, the Company may terminate the Merger Agreement and accept a proposal determined by its Board of Directors (as provided in the Merger Agreement) to be superior, from a financial point of view to the stockholders of the Company (other than stockholders affiliated with Purchaser or its affiliates), to the Merger, subject to the payment of a termination fee of $15 million to Purchaser and the reimbursement of up to an aggregate $2.5 million in expenses incurred by Purchaser in connection with the transactions contemplated by the Merger Agreement. Purchaser will be required to pay a termination fee of $17.5 million to the Company if, solely as a result of the failure of Purchaser to obtain an FCC order regarding the transfer of the Company's broadcast licenses which is satisfactory to Purchaser, the Merger has not been consummated on or before December 31, 1998 and the Merger Agreement is at such time or thereafter terminated by either the Company or Purchaser.

         On December 30, 1997, the Company and Purchaser filed applications with the FCC seeking FCC approval of the transfer of control of the Company and its subsidiaries holding FCC broadcast licenses. On February 18, 1998, the Company was informed that Univision had filed a "Petition to Deny" with the FCC with respect to the FCC's consideration of the Merger and the resulting change of control of the Company's FCC broadcasting licenses. On March 4, 1998, the Company and Purchaser each filed an "Opposition to Petition to Deny" and on March 16, 1998, Univision filed a reply to the "Opposition to Petition to Deny". While the Company believes that Univision's petitions are without merit, there can be no assurance that the FCC will so find, that the FCC will not condition its approval of the change of control in a manner unacceptable to Purchaser or that the Merger will be consummated.

         On February 18, 1998, the Company filed with the Commission a preliminary Proxy Statement on Schedule 14A (the "Preliminary Proxy") pursuant to Rule 14a-1 of the Securities Exchange Act of 1934, as amended, with respect to a special meeting of the stockholders of the Company to, among other things, vote on the approval and adoption of the Merger Agreement and the Transactions. Concurrently with such filing, the Company, Purchaser, Sub, Apollo Investment and Bastion filed with the Commission a Schedule 13E-3 Transaction Statement pursuant to Rule 13e-3 of the Securities Exchange Act of 1934, as amended with respect to the Merger.

         On February 20, 1998, the Company, Purchaser and certain affiliates of Purchaser filed with the Antitrust Division of the Department of Justice and the Federal Trade Commission, certain notification and report forms with respect to the Merger and certain related transactions pursuant to the requirements of the HSR Act and the rules and regulations promulgated thereunder. The Company has received notice of the early termination of the waiting periods with respect to each of such applications so filed.

ITEM 2.           PROPERTIES

         The Company has its executive offices in a location near Miami, Florida where it has production studios, its network operations center and its Miami station, WSCV. These facilities are located in approximately 120,000 square feet of space under a lease which expires in December 1998, with options to renew through December 2004. The Company sub-leases certain space in these facilities.

         The Company has additional executive offices located in approximately 7,100 square feet of leased premises in Glendale, California under a sublease which expires in July 1998.

         In February 1998, the Company's New York network and national spot sales and marketing offices and WNJU's sales and business offices were relocated in New York City to approximately 25,000 square feet of leased space. The term of the lease runs through July 2008, with an option to renew through July 2013.

         The offices and studios of KVEA are located in approximately 32,000 square feet of leased premises in Glendale, California. The leases currently extend through January 2002. KVEA also leases its transmitter and broadcast tower site on Mount Wilson in the Los Angeles area, with a new lease currently being negotiated.

         The offices and studios of WNJU are located in approximately 15,000 square feet of leased premises in Hasbrouck Heights, New Jersey under a lease that expires in June 1999, with options to renew through June 2004. WNJU's sales force and business office occupies office space in the Company's New York sales and marketing offices. The transmitter and antenna of WNJU are located on top of One World Trade Center in New York City under a lease that expires in April 2004.

         The offices and studio of WSCV are located in the same leased premises occupied by the Company's network operations center in Hialeah, Florida. In addition, WSCV leases space for its antenna and transmitter in Miami, Florida under a lease that expires in April 2004, with options to renew through April 2011.

         The offices and studio of KSTS are located in approximately 16,000 square feet of leased premises in San Jose, California under leases that expire in December 1998, with an option to renew through December 2003. The transmitter and antenna of KSTS are located on leased property on Monument Peak, outside of San Jose, under a lease that expires in December 1998. The Company will be relocating its transmitter and antenna in 1998.

         The offices and studio of WSNS are located in owned premises consisting of approximately 21,000 square feet in Chicago, Illinois. The transmitter and antenna of WSNS are located on top of the Hancock Tower in Chicago under a lease which expires in September 1999, with an option to renew through September 2009.

         The offices and studio of KVDA are located in owned premises of approximately 20,000 square feet in San Antonio, Texas. The transmitter and broadcast tower of KVDA are located on approximately 80 acres of owned land outside of San Antonio.

         The offices and studio of KTMD are located in approximately 17,000 square feet of leased premises in Houston, Texas. The lease covering these premises expired on December 31, 1997. KTMD is negotiating with the landlord on the terms of a new lease and continues to explore its other options in the event the parties are unable to enter into a satisfactory lease. KTMD's tower and transmitter are located on property owned by KTMD between Houston and Galveston.

         The offices and studios of WKAQ and its related production facilities are located in owned premises consisting of approximately 180,000 square feet in San Juan, Puerto Rico. The transmitter and broadcast tower of WKAQ are located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico, which has granted WKAQ a use permit expiring in June 2009. WKAQ also operates several translator facilities to cover small towns in the mountainous regions of Puerto Rico.

         In addition, the Company leases various properties throughout the country for LPTVs and sales offices. None of these lease commitments are material to the Company.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is aware of six lawsuits that have been filed relating to the Merger. The Company and its directors are defendants in all of the lawsuits. Certain of the Company's significant stockholders are defendants in two of the lawsuits. All of the lawsuits were filed by stockholders of the Company not affiliated with the Purchaser or its affiliates, seeking to represent a punitive class of all such stockholders. All of the lawsuits were filed in the Delaware Court of Chancery.

         While the allegations of each complaint are not identical, all of the lawsuits assert that the $44.00 per share price to be paid to the stockholders of the Company not affiliated with the Purchaser or its affiliates is inadequate and does not represent the value of the assets and future prospects of the Company and that the Merger Agreement serves no legitimate business purpose. The complaints also allege that the defendants engaged in self-dealing without regard to conflicts of interest and that the defendants breached their fiduciary duties in approving the Merger Agreement.

         All of the complaints seek preliminary and injunctive relief prohibiting the Company from, among other things, consummating the Merger. To date no motion to enjoin any of the proceedings contemplated by the Merger Agreement has been made. The complaints also seek unspecified damages, attorneys' fees and other relief. The Company believes that the allegations contained in the complaints are without merit and intends to contest the actions vigorously. The individual defendants have advised the Company that they also believe that the allegations in the complaints are without merit and that they intend to contest the actions vigorously.

         On March 5, 1998, the six actions were consolidated for all purposes. To date none of the defendants has been required to answer, move or otherwise respond to the complaints and no discovery has been taken.

         In a complaint filed in the United States District Court for the Southern District of New York on March 2, 1998, Reliance Insurance Company ("Reliance") alleges that the Company breached a registration rights agreement (the "Registration Rights Agreement") dated as of December 30, 1994 among the Company, Reliance and certain other parties by failing to file, by February 27, 1998, a registration statement for the 416,667 shares of Series A Common Stock of the Company, which Reliance alleges that it is entitled to purchase by virtue of its ownership of certain warrants issued by the Company. The Company believes that it has meritorious defenses to the claim it has breached the agreement and intends to contest the action vigorously. See Item 13 "Certain Relationships and Related Transactions" below.


The Company and its subsidiaries are involved in a number of other actions arising out of the ordinary course of business and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company or its business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         See the information in Note 14 to the Notes to Consolidated Financial Statements appearing on page 24 and the inside back cover of the Telemundo Group, Inc. 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         See the information under the caption "Selected Financial Data" on page 2 of the Telemundo Group, Inc. 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         See the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 7 of the Telemundo Group, Inc. 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company and Subsidiaries, including the independent auditors' report thereon, included on pages 8 through 25 of the Telemundo Group, Inc. 1997 Annual Report to Stockholders, which information is incorporated herein by reference, are listed in Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     At the last Annual Meeting of Stockholders of Telemundo, the following directors were elected until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The name, business address and principal occupation or employment during the last five years of the directors and executive officers of Telemundo are set forth below. Unless otherwise indicated, the business address of each person is that of Telemundo at

2290 West 8th Avenue, Hialeah, Florida 33010. Each person listed below is a citizen of the United States.

                            DIRECTORS OF THE COMPANY

NAME AND BUSINESS ADDRESS                            PRINCIPAL OCCUPATIONS OR
                                                     POSITIONS DURING THE PAST FIVE YEARS

Leon D. Black                                        Mr. Black, 46, became Chairman of the Board of Directors of Telemundo as of
Apollo Management, L.P.                              December 30, 1994. Mr. Black is one of the founding principals and a limited
1301 Avenue of the Americas, 38th Floor              partner of Apollo Management L.P., a Delaware limited partnership ("Apollo
New York, NY 10019                                   Management") which, together with an affiliate, acts as managing general partner of Apollo Investment AIF II, a Delaware limited partnership ("AIF II")
                                                     and Apollo Investment, private securities investment funds. AIF II is the manager of TLMD II. Mr. Black also is a founding principal of Lion Advisors
                                                     L.P., a Delaware limited partnership ("Lion Advisors") which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Black is also a director of
                                                     Converse, Inc., Culligan Water Technologies, Inc., Samsonite Corporation, and
                                                     Vail Resorts, Inc.

Guillermo Bron                                       Mr. Bron, 46, became a director of Telemundo as of December 30, 1994. From
Bastion Capital Fund, L.P.                           July 1994 to present, Mr. Bron has been an officer, director and principal
1999 Avenue of the Stars, Suite 2960                 stockholder of the corporate general partner of Bastion Partners L.P., a
Los Angeles, CA 90067                                Delaware limited partnership ("Bastion Partners"), which is the general partner of Bastion, an investment fund and a principal stockholder of
                                                     Telemundo. Mr. Bron is a director of United PanAm Financial Corp.

Roland A. Hernandez                                  Mr. Hernandez, 40,  has been a director of Telemundo since 1989, and has been
                                                     President and Chief Executive Officer of Telemundo since March 1995. Since
                                                     1987, Mr. Hernandez has been an executive officer of the corporate general partner of Interspan Communications, a California limited partnership that owns Spanish-language television station KFWD, Channel 52, a Telemundo affiliate serving the Dallas/Fort Worth market ("Interspan"). Mr. Hernandez is a director of Beneficial Corporation and has been nominated to be a director of Wal-Mart Stores, Inc.

Bruce H. Spector                                     Mr. Spector, 55,  became a director of Telemundo as of December 30, 1994.
Apollo Management, L.P.                              Since October 1992, Mr. Spector has been a consultant to Apollo Management. In
1999 Avenue of the Stars, Suite 1900                 March 1995, Mr. Spector became a principal of Apollo Management. For 25 years
Los Angeles, CA 90067                                prior to 1992, Mr. Spector was a member of the Los Angeles law firm of Stutman
                                                     Triester & Glatt. Mr. Spector is also a director of Metropolis Realty Trust,
                                                     Inc., Nexthealth, Inc., United International Holdings, Inc. and Vail Resorts,
                                                     Inc.

Edward M. Yorke                                      Mr. Yorke, 39, became a director of Telemundo as of June 1995. Since 1992, Mr.
Apollo Management, L.P.                              Yorke has been a principal of Apollo Management and Lion Advisors and since
1301 Avenue of the Americas                          March 1995 of Apollo Advisors II L.P., a Delaware limited partnership
New York, NY 10019                                   ("Advisors II"). Mr. Yorke is also a director of Avis Industries, Inc. and
                                                     Salant Corporation.

Alan Kolod                                           Mr. Kolod, 49, became a director of Telemundo as of December 30, 1994. Mr.
Moses & Singer                                       Kolod has been a member of the New York law firm Moses & Singer LLP since
1301 Avenue of the Americas, 40th Floor              December 1989.
New York, NY 10019

Barry W. Ridings                                    Mr. Ridings, 46, became a director of Telemundo as of March 1995. Mr. Ridings
BT Alex. Brown Incorporated                         has been a Managing Director of the investment banking firm of BT Alex. Brown
1290 Avenue of the Americas, 10th Floor             Incorporated since March 1990. Mr. Ridings is a director of Noodle Kidoodle,
New York, NY 10104                                  Inc., New Valley Corporation, Norex Industries, Inc., SubMicron Systems
                                                    Corporation, Search Capital Group, Inc. and TransCor Waste Services Inc.

Daniel D. Villanueva                                Mr. Villanueva, 60, became a director of Telemundo as of April 1996. From July
Bastion Capital Fund, L.P.                          1994 to the present, Mr. Villanueva has been an officer, director and principal
1999 Avenue of the Stars, Suite 2960                stockholder of the corporate general partner of Bastion Partners, which is the
Los Angeles, CA 90067                               general partner of Bastion, an investment fund and a principal stockholder of
                                                    Telemundo. Since 1990, Mr. Villanueva also has been Chairman of Bastion Capital
                                                    Corp., which manages the affairs of Bastion pursuant to a management agreement.
                                                    Mr. Villanueva has over 25 years of experience as an executive in
                                                    Spanish-language television, having served in various capacities at Univision or its predecessor from 1964 to 1990. Mr. Villanueva is a director of
                                                    Renaissance Cosmetics, Inc. and is a trustee of Metropolitan West Group of mutual funds.

David E. Yurkerwich                                 Mr. Yurkerwich, 45, became a director of Telemundo as of March 1995. Mr.
Peterson Consulting LLC                             Yurkerwich is a founder and Vice Chairman of Peterson Consulting LLC, a
450 Lexington Avenue                                litigation, dispute and economic consulting firm of which Mr. Yurkerwich has
Suite 1920                                          been a member since 1980.
New York, NY 10017

                        EXECUTIVE OFFICERS OF THE COMPANY

                                                     PRINCIPAL OCCUPATIONS OR
NAME AND BUSINESS ADDRESS                            POSITIONS DURING THE PAST FIVE YEARS

Roland A. Hernandez                                  Mr. Hernandez's background is described under the caption "Directors of the
                                                     Company" above.

Stephen J. Levin                                     Mr. Levin, 49, has been an Executive Vice President of Telemundo since April
                                                     1995. From November 1993 to March 1995, Mr. Levin was Sales Manager for
                                                     National Cable Advertising Inc., a broadcast time sales company. From February
                                                     1993 to October 1993, Mr. Levin was a marketing consultant to various radio and television broadcasting companies.

Donald J. Tringali                                   Mr. Tringali, 40, has been an Executive Vice President of Telemundo since June
                                                     1996. From May 1995 to May 1996 Mr. Tringali served as a consultant to
                                                     Telemundo. From March 1993 to April 1995. Mr. Tringali was a consultant to various entities involved in media and entertainment businesses.

Jose C. Cancela                                      Mr. Cancela, 40, has been an Executive Vice President of Telemundo since April
                                                     1995. From June 1992 to April 1995, Mr. Cancela served as President, Station
                                                     Group of Telemundo.

Peter J. Housman II                                  Mr. Housman, 46, has been the Chief Financial Officer and Treasurer of
                                                     Telemundo since February 1987.

Stuart Livingston                                    Mr. Livingston, 40, has been Senior Vice President, Operations and Business
                                                     Affairs of Telemundo since November 1996. From April 1995 to November 1996,
                                                     Mr. Livingston was Senior Vice President, Operations and Administration of
                                                     Telemundo. From January 1994 to March 1995, Mr. Livingston was Vice President
                                                     of Affiliate Relations for Univision. From September 1989 to December 1993,
                                                     Mr. Livingston was Vice President of Broadcast Operations of Univisa, Inc., a
                                                     U.S. subsidiary of Televisa.

Osvaldo F. Torres                                    Mr. Torres, 36, has been Vice President, General Counsel and Secretary of
                                                     Telemundo since May 1997. From May 1996 to May 1997, Mr. Torres served as
                                                     Associate General Counsel and Secretary of Telemundo. From February 1995 to
                                                     May 1996, Mr. Torres served as an associate in the law firm of Gunster,
                                                     Yoakley, Valdes-Fauli & Stewart, P.A., in West Palm Beach, Florida. From
                                                     February 1989 to February 1995, Mr. Torres served as an associate in the law firm of Schulte Roth & Zabel in New York City.

Officers are not elected for a fixed term of office but serve at the discretion of the Board of Directors. Certain directors have been nominated pursuant to the Shareholders Agreement described in footnote (3) of Item 12 "Security Ownership of Certain Beneficial Owners and Management" below.


ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to Telemundo for the years ended December 31, 1997, 1996, and 1995 paid to (a) the Chief Executive Officer and (b) the other four most highly compensated executive officers of Telemundo during 1997 (collectively, the "Named Executive Officers"). Roland A. Hernandez became the Chief Executive Officer of Telemundo and Stephen J. Levin became an executive officer of Telemundo in early 1995. Mr. Tringali became an executive officer in 1996. The amounts shown in the table for 1995, with respect to Messrs. Hernandez and Levin, and for 1996, with respect to Mr. Tringali, reflect payments from the dates they became executive officers.

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
NAME AND PRINCIPAL POSITION DURING                                ANNUAL COMPENSATION              AWARDS(#)
1997                                                              -----------------------         ---------

                                                       YEAR     SALARY ($)         ANNUAL         SECURITIES        ALL OTHER
                                                      ------    ----------         BONUS          UNDERLYING      COMPENSATION
                                                                                   ($)(1)         OPTIONS(#)          ($)(2)
                                                                                   ------        ------------        ------
Roland A. Hernandez                                    1997       700,000               0           30,000            8,438
President and Chief Executive Officer                  1996       700,000         913,889                0            8,615
                                                       1995       616,799         624,400          512,500              962

Stephen J. Levin                                       1997       344,900               0           30,000            6,233
Executive Vice President                               1996       315,500         331,566                0            7,733
                                                       1995       247,610         174,870           50,000            2,250

Donald J. Tringali                                     1997       344,900               0           30,000            3,502
Executive Vice President                               1996       177,000(3)      261,486           75,000              742(3)
                                                       1995            --(3)           --               --               --(3)

Jose C. Cancela                                        1997       342,300                0               0            6,233
Executive Vice President                               1996       400,000          229,620               0            7,733
                                                       1995       400,000                0          50,000            7,391

Peter J. Housman II                                    1997       325,000                0          30,000            6,233
Chief Financial Officer and Treasurer                  1996       325,000          186,506               0            7,733
                                                       1995       325,000           50,000          50,000            7,391

----------

(1) Bonus amounts represent compensation for services rendered for the respective years shown and were paid at the beginning of the subsequent year.

(2) The following amounts are included in the above table. Retirement contributions and matching 401(k) contributions: Mr. Hernandez--$4,750 for 1997, $6,250 for 1996 and $0 for 1995; Mr. Levin--$4,750 for 1997,
     $6,250 for 1996 and $1,288 for 1995; Mr. Tringali--$2,019 for 1997 and
     $0 for 1996 and 1995; Mr. Cancela--$4,750 for 1997, $6,250 for 1996 and
     $5,908 for 1995; Mr. Housman--$4,750 for 1997, $6,250 for 1996, and
     $5,908 for 1995. Life insurance premiums paid by Telemundo: Mr. Hernandez--$3,688 for 1997, $3,848 in 1996 and $962 in 1995; Mr.
     Levin--$1,483 in each of 1997, 1996 and 1995; Mr. Tringali--$1,483 in
     1997, $742 in 1996 and $0 for 1995; Mr. Cancela--$1,483 in each of
     1997, 1996 and 1995; and Mr. Housman--$1,483 in each of 1997, 1996 and
     1995.

(3) From May 1995 through May 1996, Mr. Tringali served as a consultant to Telemundo. Consulting fees paid to Mr. Tringali in 1996 and 1995 amounted to $130,800 and $163,100, respectively.

   EMPLOYMENT AGREEMENTS OF EXECUTIVE OFFICERS

         Mr. Hernandez's employment agreement, dated as of March 9, 1995, as amended, remains in effect until February 28, 2001. The amended employment agreement provides for an annual base salary of $700,000 until February 28, 1998 and $800,000 during the remainder of his term of employment. If the Management Incentive Compensation Plan (the "Incentive Plan") is approved and adopted by the stockholders at the next Special Meeting of Stockholders (the "Special Meeting"), Mr. Hernandez will be eligible for annual bonuses for each of the 1998, 1999, 2000 and 2001 fiscal years of up to 100% of his base salary, in each case, if Telemundo achieves certain performance targets.

         Mr. Levin's employment agreement, dated as of February 27, 1995, as amended, remains in effect until February 28, 2001. The agreement provides for an annual base salary of $350,000 until February 28, 1998 and $400,000 during the remainder of his term of employment. If the Incentive Plan is approved and adopted by the stockholders at the Special Meeting, Mr. Levin will be eligible for annual bonuses for each of the 1998, 1999, 2000 and 2001 fiscal years of up to 100% of his base salary, in each case, if Telemundo achieves certain performance targets.

         Mr. Tringali's employment agreement, dated as of June 11, 1996, as amended, remains in effect until February 28, 2001. The agreement provides for an annual base salary of $350,000 until February 28, 1998 and $400,000 during the remainder of his term of employment. If the Incentive Plan is approved and adopted by the stockholders at the Special Meeting, Mr. Tringali will be eligible for annual bonuses for each of the 1998, 1999, 2000 and 2001 fiscal years of up to 100% of his base salary, in each case, if Telemundo achieves certain performance targets.

         Mr. Cancela's employment agreement, dated as of March 7, 1997, expired on December 31, 1997. Telemundo is currently in the process of renegotiating Mr. Cancela's employment agreement and he continues to be employed by Telemundo.

         Mr. Housman's employment agreement, dated as of March 7, 1997, as amended, remains in effect until February 28, 2001. The agreement provides for an annual base salary of $325,000 until February 28, 1998 and $400,000 during the remainder of his term of employment. If the Incentive Plan is approved and adopted by the stockholders at the Special Meeting, Mr. Housman will be eligible for annual bonuses of up to 100% of his base salary for the 1998, 1999, 2000 and 2001 fiscal years, in each case, if Telemundo achieves certain performance targets.

         In addition to the specific provisions described above, the employment agreements, as amended, for Messrs. Hernandez, Levin, Tringali and Housman each contain the provisions set forth below. If such executive's employment is terminated because of death, disability or other event rendering the applicable executive unable to perform his duties and obligations under the agreement, in addition to his base salary and certain benefits through the date of termination, Telemundo is obligated to pay such executive a bonus, if earned, for the year in which such termination occurred. If such an executive is terminated for "cause" (as defined in the applicable employment agreement) or such an executive resigns without "good reason" (as defined in the applicable employment agreement) pursuant to a resignation that is not a "specified resignation" (as defined in the applicable employment agreement), Telemundo is obligated to pay such executive only his base salary and certain other benefits through the date of termination or resignation. The agreements provide that if the executive is terminated by Telemundo "without cause" or by an executive for "good reason" (each as defined in the applicable employment agreement), the executive will be entitled to receive through an entitlement date that is the later of February 28, 2001 or the first anniversary of the date of termination of the executive's employment, (i) his base salary, (ii) his bonus for the fiscal year in which such termination occurs and (iii) his benefits (or reimbursement of the cost thereof) under his employment agreement. These employment agreements also provide that if (a) there is a "change of control transaction" (as defined in the applicable employment agreement), (b) the applicable executive is offered a position allowing him to keep his title with the successor to all or any part of Telemundo's business and (iii) a "diminution in duty" (as defined in the applicable employment agreement) would have occurred but for the offer of a position as described in clause (b) above, then the applicable executive will have the option of declining the position offered as described in clause (b) above and instead modifying his position to a position (but not senior to that offered) that has such work location, time commitment, duties, responsibilities and terms as the applicable executive officer may specify in his sole and absolute discretion after consultation with Telemundo. In addition, the employment agreements provide for "specified resignation rights" (as defined in the applicable employment agreement) which allow the executive, during the one-month period beginning 14 months after a change of control transaction, to terminate his employment for any reason whatsoever; any such termination will be treated as if it were a termination for "good reason" (the consequences of which are described above).

   OPTION GRANTS IN 1997

     The following table sets forth certain information with respect to the grant of options to purchase Series A Common Stock made during 1997 to each of the Named Executive Officers.

                         NUMBER OF        % OF TOTAL                                    POTENTIAL REALIZABLE
                        SECURITIES          OPTIONS                                       VALUE AT ASSUMED
                        UNDERLYING        GRANTED TO     EXERCISE                     ANNUAL RATES OF STOCK
                         OPTIONS         EMPLOYEES IN    PRICE PER  EXPIRATION        PRICE APPRECIATION FOR
        NAME            GRANTED(#)        FISCAL YEAR     SHARE($)     DATE              OPTION TERM($)(2)
-------------------     ----------        -----------     --------     ----            -------------------------

                                                                                          5%             10%
                                                                                          --             ---
Roland A. Hernandez      30,000(1)           12.7%         33.75     9/10/2007            636,800      1,613,700
Stephen J. Levin         30,000(1)           12.7%         33.75     9/10/2007            636,800      1,613,700
Donald J. Tringali       30,000(1)           12.7%         33.75     9/10/2007            636,800      1,613,700
Peter J. Housman II      30,000(1)           12.7%         33.75     9/10/2007            636,800      1,613,700

----------

(1) These options have a three year vesting schedule, becoming exercisable in three equal installments on each of February 28, 1999, February 28, 2000, and February 28, 2001, in each case if the applicable executive is employed by Telemundo on such date. These options also become fully exercisable upon the occurrence of a "change of control transaction" (as defined in the applicable stock option agreement) or other accelerating event.

(2) Amounts represent the future market price of the Series A Common Stock, assuming the market price at the grant date appreciates at compound annualized rates of 5% and 10% (prescribed by the Commission rules) over the 10 year term of the options, less the exercise price, multiplied by the number of shares under grant. These amounts are not intended to forecast possible future appreciation, if any, of Telemundo's stock price. However, if the Merger is consummated, all of the unexercised options outstanding immediately prior to the effective time of the Merger (whether or not such option is then presently exercisable) will be converted into the right to receive, subject to any required withholding taxes, a cash payment equal to the product of
     (a) the total number of shares then subject to each such option
     MULTIPLIED BY (ii) the excess of the Merger consideration over the exercise price per share subject to such option. By virtue of the foregoing treatment of such options, at the effective time of the Merger all such options will cease to exist.

   AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUE

     The following table sets forth the number of shares of Series A Common Stock covered by stock options held by the Named Executive Officers at December 31, 1997 and also shows the value of "in-the-money" options at that date. No Named Executive Officers exercised stock options during 1997.

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED                         VALUE OF UNEXERCISED
               NAME                             OPTIONS AT YEAR-END(#)                         OPTIONS AT YEAR-END($)(1)
        ---------------------                   ----------------------                         ----------------------
                                          EXERCISABLE             UNEXERCISABLE          EXERCISABLE              UNEXERCISABLE
                                          -----------             -------------          -----------              -------------
        Roland A. Hernandez                 416,407                   126,093          12,856,500                 3,180,700
        Stephen J. Levin                     40,625                    39,375           1,205,600                   492,000
        Donald J. Tringali                   56,250                    48,750             984,400                   541,900
        Jose  C. Cancela                          0                    50,000                   0                 1,312,500
        Peter J. Housman II                  16,667                    63,333             437,500                 1,088,700

----------
(1) Based upon the closing sale price of Telemundo's Series A Common Stock of $40.875 per share on December 31, 1997, less the exercise price. However, if the Merger is consummated, all of the unexercised options outstanding immediately prior to the effective time of the Merger (whether or not such option is then presently exercisable) will be converted into the right to receive, subject to any required withholding taxes, a cash payment equal to the product of (a) the total number of shares then subject to each such option MULTIPLIED BY (ii) the excess of the Merger consideration over the exercise price per share subject to such option. By virtue of the foregoing treatment of such options, at the effective time of the Merger all such options will cease to exist.

   PERFORMANCE GRAPH

         On December 30, 1994, in connection with the consummation of the Company's Plan of Reorganization, the Company's then-existing common stock was canceled and the now-outstanding Series A and Series B Common Stock were issued. A performance graph as required by the proxy rules of the Commission therefore is not relevant for periods prior to December 30, 1994 and is not included for those periods. The following graph sets forth the cumulative total return to the Company's shareholders for the three year period ended December 31, 1997 based upon the change in the quoted market price of the Company's Series A Common Stock from January 3, 1995 to December 31, 1997, as well as comparable returns for an overall stock market index (Nasdaq Stock Market-US) and the Company's peer group index (S&P Broadcast Media).

                                                            CUMULATIVE TOTAL RETURN *
                                      --------------------------------------------------------------
                                      JANUARY 3,       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                        1995               1995             1996             1997
                                      ----------       ------------     ------------    ------------
Telemundo Group, Inc.                   100               145              297              419

NASDAQ Stock Market-US                  100               141              174              213

S&P Broadcast Media                     100               131              107              177

* $100 invested on 1/3/95 in stock or on 12/31/94 in index-including reinvestment of dividends.

   DIRECTORS COMPENSATION

         Each of the Company's directors, other than Mr. Hernandez, receives for services as a director (i) $10,000 as an annual retainer, (ii) $2,500 for each regularly scheduled Board meeting attended, (iii) $1,000 annual fee for serving on each committee such director serves on, (iv) $1,000 for each extraordinary meeting of the Board attended and (v) an annual grant of options to purchase 2,500 shares of Series A Common Stock, which options are granted on the date of

Telemundo's annual meeting, vest over a period of three years and are exercisable at the market price on the grant date. Upon the consummation of the Merger, all such options shall become immediately exercisable. By virtue of the foregoing treatment of such options, at the effective time of the Merger, all such options will cease to exist.

   COMMITTEES OF THE BOARD OF DIRECTORS AND MEETING ATTENDANCE

         The Board of Directors met eight times during 1997. The Board of Directors has an Audit Committee comprised of three members and a Compensation and Stock Option Committee comprised of three members. The Board of Directors does not have a nominating committee. In addition, in November 1997 the Board of Directors created a Special Committee, comprised of only those directors having no financial interest in the Purchaser or its affiliates, charged with the authority to consider any strategic transaction proposals, such as the Merger.

         The Audit Committee includes Bruce H. Spector, Chairman, Alan Kolod and Guillermo Bron. The Audit Committee recommends engagement of the independent auditors, considers the fee proposal and scope of the audit, reviews the financial statements and the independent auditors' report, considers comments made by the independent auditors with respect to the Company's internal control structure, reviews the activities and recommendations of Company employees performing internal audit functions, reviews current developments in financial reporting and accounting, and reviews internal accounting procedures and controls with the Company's financial and accounting staff. The Audit Committee met one time during the last fiscal year. Management of the Company periodically consults with the Chairman and other members of the Audit Committee regarding the above matters throughout the year.

         The Compensation and Stock Option Committee includes Barry W. Ridings, Bruce H. Spector and Edward M. Yorke who are nonemployee directors. The Committee met four times during the last fiscal year. The Compensation and Stock Option Committee reviews and approves the Company's executive compensation policies. In addition, the Compensation and Stock Option Committee selects the officers and key employees of the Company who are to receive grants of options, stock appreciation rights or restricted stock under the 1994 Stock Plan and the number of shares that would be subject thereto, the exercise price, if any, and the other terms and conditions of the grant. The Compensation and Stock Option Committee certifies whether performance targets were met for bonus and stock option purposes.

         The Special Committee includes Roland A. Hernandez, Barry W. Ridings, David E. Yurkerwich and Alan Kolod. The Special Committee met two times during the fiscal year. The Special Committee's only purpose was to consider any strategic transaction proposals, such as the Merger.

         Other than Mr. Villanueva, each of the directors attended at least 75% of the meetings of the Board of Directors and their respective committees held during the period each was a director during the last fiscal year.

   COMPENSATION AND STOCK OPTION COMMITTEE REPORT

         The Compensation and Stock Option Committee reviews and approves the Company's executive compensation policies and the compensation of the Company's executive officers. In addition, the Compensation and Stock Option Committee selects the officers and key employees of the Company who are to receive grants of options, stock appreciation rights or restricted stock under the 1994 Stock Plan and the terms and conditions of the grants. The Compensation and Stock Option Committee certifies whether performance targets were met for bonus and stock option purposes.

         Compensation paid to Roland A. Hernandez, Donald J. Tringali, Stephen
J. Levin and Peter J. Housman II was pursuant to employment agreements entered into with them and the Company as of or before 1997 and amended and restated employment agreements entered into with them and the Company on September 10, 1997. Compensation paid to Jose C. Cancela was pursuant to employment agreements entered into between him and the Company in 1997 and prior to 1997.

         The following report addresses the Company's compensation policies for 1997 with respect to the Company's executive officers, including the Named Executive Officers.

         EXECUTIVE COMPENSATION POLICIES. In the highly competitive environment of television broadcasting and the entertainment industry as a whole, decisions made by key executives can have a substantial impact on a company's financial performance. The Company faces competition not only from other Spanish-language and English-language television networks, but also from other Spanish-language and English-language media, including cable channels, radio stations, movies and other forms of entertainment.

         The Company's executive compensation policies are structured to meet this competitive challenge and to help the Company achieve its business objectives by providing levels of annual base compensation designed to attract and retain talented executives and by providing annual incentive compensation that varies directly with Company financial performance and may also take into account individual executive performance and contribution.

         RELATIONSHIP OF PERFORMANCE UNDER COMPENSATION POLICIES. The components of 1997 executive compensation included base salary and annual bonus amounts and, in the case of Messrs. Hernandez, Tringali, Levin and Housman, stock options. As described below, executive compensation for 1997 reflected the Company's emphasis on tying pay to performance criteria in addition to providing salary levels consistent with competitive practices and level of responsibility.

         BASE SALARIES. An executive's base salary for 1997 was determined based on the executive's individual level of responsibility and competitive practices in the industry. For the Named Executives, base salaries were set in employment agreements between the Company and each of those executives.

         ANNUAL BONUSES. The Company generally pays cash bonuses, if any, to its executives during the first quarter of the year for services rendered during the preceding year. The Company believes that its ability to pay bonuses is important to attract and retain superior executives. For those executives employed pursuant to employment agreements, bonus amounts are based solely on meeting objective performance criteria, such as EBITDA targets. For other executives, bonuses are based on a combination of objective Company financial performance criteria together with objective and subjective individual criteria. Individual subjective performance criteria can include, to a greater or lesser degree, depending on the executive, evaluation of initiative and contribution to overall corporate performance, managerial ability, and adherence to Company policies and procedures. The bonus amount generally is calculated as a percentage of base salary earned in the year.

         STOCK OPTIONS. The Company's 1994 Stock Plan, which was adopted by the Stock Option Committee of the previous Board of Directors in 1994 and approved by the Company's stockholders at the 1995 Annual Meeting, provides for the granting of stock options, either alone or together with stock appreciation rights, and restricted stock.

         Under a stock option agreement, dated as of March 9, 1995, as amended, Mr. Hernandez was granted options to purchase 512,500 shares of Series A Common Stock at an exercise price of $10.00 per share. The options have fully vested and are exercisable with respect to 416,407 shares. On each of December 31, 1998, December 31, 1999 and December 31, 2000, an additional 32,032, 32,032 and 32,029 shares, respectively, will, in each case, become exercisable, so long as Mr. Hernandez is employed with Telemundo on such date. However, all options that are not otherwise exercisable will become immediately exercisable upon a "change of control transaction" (as defined in the amended stock option agreement) if Mr. Hernandez is still employed with Telemundo on such date. Under a separate stock option agreement, dated as of September 10, 1997, Mr. Hernandez, was granted options to purchase an additional 30,000 shares of Series A Common Stock at an exercise price of $33.75 per share. These options become exercisable in three equal installments on each of February 28, 1999, February 28, 2000 and February 28, 2001, in each case, if Mr. Hernandez is employed by Telemundo on such date. However, all options granted on September 10, 1997 that are not otherwise exercisable will become immediately exercisable upon the occurrence of a "change of control transaction" (as defined in the stock option agreement) if Mr. Hernandez is still employed with Telemundo on such date. The consummation of the Merger would constitute a "change of control transaction" under both of Mr. Hernandez's stock option agreements.

         Under two stock option agreements, both dated as of February 27, 1995, as amended, Mr. Levin was granted options to purchase an aggregate of 50,000 shares of Series A Common Stock. The first stock option agreement granted Mr. Levin options to purchase 30,000 shares at an exercise price of $10.00 per share, and the second option agreement granted additional options to purchase 20,000 shares at an exercise price of $13.00 per share. The options have fully vested and are exercisable with respect to 24,375 and 16,250 shares of the first and second option grants, respectively. On each of December 31, 1998, December 31, 1999 and December 31, 2000, an additional 1,875 and 1,250 shares from each of the first and second option grants, respectively, will, in each case, become exercisable so long as Mr. Levin is employed with Telemundo on such date. However, all options that are not otherwise exercisable will become exercisable upon a "change of control transaction" (as defined in the amended stock option agreement) if Mr. Levin is still employed with Telemundo on such date. Under a third stock option agreement dated September 10, 1997, Mr. Levin was granted options to purchase an additional 30,000 shares of Series A Common Stock at an exercise price of $33.75 per share. These options become exercisable in three equal installments on each of February 28, 1999, February 28, 2000 and February 28, 2001, in each case, if Mr. Levin is employed by Telemundo on such date. However, all options granted on September 10, 1997 that are not otherwise exercisable will become immediately exercisable upon the occurrence of a "change of control transaction" (as defined in the stock option agreement) if Mr. Levin is still employed with Telemundo on such date. The consummation of the Merger would constitute a "change of control transaction" under all of Mr. Levin's stock option agreements.

         Under a stock option agreement, dated as of June 11, 1996, as amended, Mr. Tringali was granted options to purchase 75,000 shares of Series A Common Stock at an exercise price of $23.375 per share. The options have fully vested and are immediately exercisable with respect to 56,250 shares. On each of December 31, 1998, December 31, 1999 and December 31, 2000, an additional 6,250 shares will, in each case, become exercisable so long as Mr. Tringali is employed with Telemundo on such date. However, all options that are not otherwise exercisable will become exercisable upon a "change of control transaction" (as defined in the amended stock option agreement) if Mr. Tringali is still employed with Telemundo on such date. Under a separate stock option agreement dated September 10, 1997, Mr. Tringali was granted options to purchase an additional 30,000 shares of Series A Common Stock at an exercise price of $33.75 per share. These options become exercisable in three equal installments on each of February 28, 1999, February 28, 2000 and February 28, 2001, in each case, if Mr. Tringali is employed by Telemundo on such date. However, all options granted on September 10, 1997 that are not otherwise exercisable will become immediately exercisable upon the occurrence of a "change of control transaction" (as defined in the stock option agreement) if Mr. Tringali is still employed with Telemundo on such date. The consummation of the Merger would constitute a "change of control transaction" under both of Mr. Tringali's stock option agreements.

     Under a stock option agreement, dated as of June 30, 1995, Mr. Cancela was granted options to purchase 50,000 shares of Series A Common Stock at an exercise price of $14.625 per share. These options become exercisable in three equal installments on each of June 30, 1998, June 30, 1999 and June 30, 2000, in each case, if Mr. Cancela is employed by Telemundo on such date. However, all options that are not otherwise exercisable will become exercisable upon a "change of control" (as defined in the 1994 Stock Option Plan) if Mr. Cancela is still employed with Telemundo on such date.

         Under a stock option agreement, dated as of June 30, 1995, as amended, Mr. Housman was granted options to purchase 50,000 shares of Series A Common Stock at an exercise price of $14.625 per share. The options have fully vested and are exercisable with respect to 16,667 shares. On each of June 30, 1999 and June 30, 2000, options with respect to an additional 16,667 and 16,666 shares, respectively, will, in each case, become exercisable so long as Mr. Housman is employed with Telemundo on such date. However, all options that are not otherwise exercisable will become exercisable upon a "change of control transaction" (as defined in the amended stock option agreement) if Mr. Housman is still employed with Telemundo on such date. Under a separate stock option agreement dated September 10, 1997, Mr. Housman was granted options to purchase an additional 30,000 shares of Series A Common Stock at an exercise price of $33.75 per share. These options become exercisable in three equal installments on each of February 28, 1999, February 28, 2000 and February 28, 2001, in each case, if Mr. Housman is employed by Telemundo on such date. However, all options granted on September 10, 1997 that are not otherwise exercisable will become immediately exercisable upon the occurrence of a "change of control transaction" (as defined in the stock option agreement) if Mr. Housman is still employed with Telemundo on such date. The consummation of the Merger would constitute a "change of control transaction" under both of Mr. Housman's stock option agreements.

         Under certain circumstances, options granted pursuant to certain of the stock option agreements referred to above that are not otherwise exercisable will fully vest and become immediately exercisable upon the termination of the applicable employee's employment with Telemundo.

         OTHER COMPENSATION PLANS. The Company has adopted a broad-based employee benefit plan in which executives are permitted to participate on the same terms as nonexecutive employees who meet applicable eligibility criteria, subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plan. The Company also provides term life insurance coverage for all employees, including executives. An executive's coverage is determined based on salary, up to a maximum coverage amount of $300,000, except where an employment agreement provides for different coverage.

         CEO 1997 COMPENSATION. As noted above, Mr. Hernandez's 1997 compensation as President and Chief Executive Officer reflects a contractual obligation entered into in March 1995 and September 1997. Mr. Hernandez's employment agreement provides for a base salary plus the opportunity to earn a bonus based solely on the Company achieving certain performance goals based on Adjusted EBITDA of the Company. In addition, pursuant to his employment agreement, Mr. Hernandez was granted options to purchase 512,500 shares of the Company's Series A Common Stock in 1995 and 30,000 shares of the Company's Series A Common Stock in 1997, certain of which options become exercisable only upon the Company achieving certain performance goals. Mr. Hernandez's total compensation package, therefore, was consistent with the policies discussed above.

         COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(m) of the Internal Revenue Code of 1986, as amended, which took effect January 1, 1994, limits the federal income tax deduction that the Company may take for compensation paid to the corporation's Chief Executive Officer and other four most highly compensated executive officers to $1 million unless such compensation is based solely on the attainment of "objective" performance goals established in advance by a committee of two or more outside directors. The Compensation and Stock Option Committee in 1997 attempted to structure the performance-based compensation in a manner that complies with the rules.

                                  SUBMITTED BY:

                Barry W. Ridings Bruce H. Spector Edward M. Yorke
      THE COMPENSATION AND STOCK OPTION COMMITTEE OF THE BOARD OF DIRECTORS

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Messrs. Ridings, Spector and Yorke. None of the members of the Compensation Committee has ever served as an officer or employee of Telemundo, nor has any such member served as a member of a compensation committee or other board of directors' committee performing similar functions of any other entity in 1997 except that Mr. Spector served on the Compensation Committee for United International Holdings, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 26, 1998 there were approximately 100 holders of record of the Common Stock, which is the only class of capital stock of Telemundo outstanding and approximately 300 holders of record of warrants. At March 26, 1997 there were 7,180,592 shares of Series A Common Stock, 3,086,498 shares of Series B Common Stock and 939,329 warrants outstanding.

     The following table sets forth, to the knowledge of Telemundo, based upon information provided by the stockholders set forth below or publicly available filings, information regarding the ownership of the Common Stock at

March 26, 1998 by (a) all persons known to Telemundo to be the beneficial owners of more than 5% of Telemundo's Series A Common Stock or Series B Common Stock outstanding, (b) each director and Named Executive Officer of Telemundo, and (c) all directors and executive officers of Telemundo as a group. Except as noted below, to Telemundo's knowledge, each such owner has sole voting and investment power for the shares indicated as beneficially owned by them.

NAME OF BENEFICIAL OWNER                  SERIES A COMMON STOCK            SERIES B COMMON STOCK          TOTAL COMMON STOCK
------------------------             -----------------------------------   -------------------------    ----------------------
                                     AMOUNT & NATURE OF      PERCENTAGE      AMOUNT &     PERCENTAGE      AMOUNT &      PERCENTAGE
                                     BENEFICIAL OWNERSHIP    OF CLASS(1)    NATURE OF      OF CLASS       NATURE OF     OF TOTAL(1)
                                     --------------------    -----------    BENEFICIAL     --------      BENEFICIAL     -----------
                                                                            OWNERSHIP                    OWNERSHIP
                                                                            ---------                    ---------
5% OR GREATER STOCKHOLDERS
Bastion Capital Fund, L.P.                 964,997                13.4%        882,688        28.6%       1,847,685(2)(3)      18.0%
  Suite 2960
  1999 Avenue of the Stars
  Los Angeles, CA 90067
TLMD Partners, II, L.L.C.                   41,776(4)              *         1,550,465        50.2%       1,592,241(3)(4)      15.4%
  c/o Apollo Management, L.P.
  1301 Avenue of the Americas
  38th Floor
  New York, NY 10019
Hernandez Partners                          49,998(5)              *           450,001        14.6%         499,999(3)(5)       4.9%
  900 S. Garfield Avenue
  Alhambra, CA 91801
Reliance Group Holdings, Inc.              416,705(6)              5.5%             --         --           416,705(6)          3.9%
  55 East 52nd Street
  New York, NY 10055
Canyon Capital Management LP               432,375                 6.0%             --         --           432,375             4.2%
  9665 Wilshire Boulevard
  Suite 200
  Beverly Hills, CA 90212
Morgan Stanley, Dean Witter,
Discover & Co.                             400,900                 5.6%             --         --           400,900             3.9%
  1585 Broadway
  New York, NY 10036
DIRECTORS AND NOMINEES FOR DIRECTOR
Leon D. Black                                3,766(7)              *           200,000         6.5%         203,766(3)(7)       2.0%
Guillermo Bron                             965,830(7)             13.4%        882,688        28.6%       1,848,518(2)(3)(7)   18.0%
Alan Kolod                                   1,333(7)              *                --         --             1,333(7)            *
Barry W. Ridings                               833(7)              *                --         --               833(7)            *
Bruce H. Spector                               833(7)              *                --         --               833(7)            *
Daniel D. Villanueva                       965,830(7)             13.4%        882,688        28.6%       1,848,518(2)(3)(7)   18.0%
Edward M. Yorke                                833(7)              *                --         --               833(7)            *
David E. Yurkerwich                          1,833(7)(8)           *                --         --             1,833(7)(8)         *
NAMED EXECUTIVE OFFICERS
Roland A. Hernandez(9)                     466,405(5)(10)          6.1%        450,001        14.6%         916,406(5)(10)      8.6%
Stephen J. Levin                            40,625(10)             *                --         --            40,625(10)           *
Donald J. Tringali                          57,750(10)             *                --         --            57,750(10)           *
Jose C. Cancela                                 --(10)            --                --         --               -- (10)          --
Peter J. Housman II                         16,667(10)             *                --         --            16,667(10)           *
ALL DIRECTORS AND EXECUTIVE OFFICERS
  AS A GROUP                             1,565,874                 20.3%     1,532,689        49.6%       3,098,563            28.7%

    *    Less than 1%

(1) All percentages assume that the options or warrants of the particular person or group in question, and of no other person or group, have been exercised to the extent such options or warrants are exercisable as of March 26, 1997 or within 60 days thereafter.

(2) The sole general partner of Bastion is Bastion Partners. The only general partners of Bastion Partners are Bron Corp., a Delaware corporation ("BC") and Villanueva Investments, Inc., a Delaware Corporation ("VII"). The sole holder of voting stock and the sole director and officer of BC is Mr. Bron. The sole holder of voting stock of VII is the Daniel Villanueva Living Trust, a trust created under the laws of California, the co-trustees of which are Daniel D. Villanueva and Myrna E. Villanueva. Mr. Villanueva is the sole director and principal officer of VII. Messrs. Bron and Villanueva are the managing directors of Bastion Capital Corp., which manages the affairs of Bastion pursuant to a management agreement. Messrs. Bron and Villanueva have shared voting power as to 1,847,685 shares of Common Stock.

(3) TLMD II, Bastion, Hernandez Partners and Mr. Black (collectively, the "Major Stockholders"), collectively own 1,017,930 shares of Series A
     Common Stock, constituting 14.2% of the Series A Common Stock outstanding (excluding shares subject to warrants and options described in footnotes 4 and 7, respectively), and 3,083,154 shares of Series B Common Stock, constituting 99.9% of the Series B Common Stock outstanding. In total, the Major Stockholders own 4,101,084 shares, constituting 39.9% of the Common Stock outstanding.

     The Major Stockholders have entered into a shareholders agreement dated as of December 20, 1994, as amended (the "Shareholders Agreement") pursuant to which each of them has agreed, among other things, to use its reasonable best efforts to cause Mr. Black (or his nominee), two nominees of TLMD II, a nominee of Bastion and a nominee of Hernandez Partners to be elected to the Board of Directors of Telemundo. Pursuant to the Shareholders Agreement, the Major Stockholders have agreed that all of the shares owned by each of them will be voted by a voting committee comprised of three members. Each Major Stockholder disclaims beneficial ownership of any shares of Common Stock which it does not directly own.

(4) Includes creditors' warrants expiring December 30, 1999 representing the immediate right to purchase 41,774 shares of Series A Common Stock. Creditors' warrants to purchase 29,242 shares of Series A Common Stock are beneficially owned by Lion Advisors for the benefit of an investment account under management over which Lion Advisors has exclusive voting, dispositive and investment power. The remaining creditors' warrants to purchase 12,532 shares of Series A Common Stock are owned by AIF II. AIF II is the manager of TLMD II and has sole dispositive power with respect to the securities held by TLMD II. TLMD II, Mr. Black, Mr. Spector and Mr. Yorke disclaim beneficial ownership of all securities not held directly by any of them.

(5) The general partners of Hernandez Partners are Roland A. Hernandez and, his brother, Enrique Hernandez, Jr. Each of the general partners of Hernandez Partners has voting and dispositive power with respect to the shares held by Hernandez Partners, except as described in footnote (3) above. Amounts for Mr. Hernandez include options representing the immediate right to purchase 416,407 shares of Series A Common Stock.

(6) Includes creditors' warrants to purchase 32 shares of Series A Common Stock owned by Reliance and warrants to purchase six shares of Series A Common Stock owned by Reliance Group Holdings, Inc., both at an exercise price of $7.00 per share, which creditors' warrants are immediately exercisable until December 30, 1999. Also includes Reliance warrants beneficially owned by Reliance to purchase 416,667 shares of Series A Common Stock at an exercise price of $7.19 per share, which Reliance warrants are immediately exercisable and one-third of which expire on each of December 30, 2000, 2001 and 2002.

(7) Includes an option to purchase 833 shares of Series A Common Stock at $24.75 per share which is currently exercisable.

(8) Mr. Yurkerwich has shared voting power with his wife Victoria Yurkerwich as to 1,000 shares of Series A Common Stock.

(9)  Mr. Hernandez is also a director of Telemundo.

(10) Messrs. Hernandez, Levin, Tringali, Cancela and Housman are named in the "Summary Compensation Table" under the section captioned "Executive Compensation." Messrs. Hernandez, Levin, Tringali, Cancela and Housman are presently executive officers of Telemundo. Shares held include options representing the immediate right to purchase the following shares of Series A Common Stock: Messrs. Hernandez--416,407, Levin--40,625, Tringali--56,250, Cancela--0 and Housman--16,667.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Major Stockholders have entered into a Shareholders Agreement relating to the transfer and voting of shares of Common Stock owned by each of the Major Stockholders. See "Security Ownership of Certain Beneficial Owners and Management" above.

         Interspan owns and operates television station KFWD, Channel 52, the Company's Dallas/Fort Worth network affiliate. Roland A. Hernandez, the Company's President and Chief Executive Officer and a director, is a director and executive officer of the corporate general partner of Interspan, which is owned by Mr. Hernandez and his family. Pursuant to Interspan's affiliation agreement with the Company, Interspan received approximately $1,433,000 in network compensation during 1997 and paid the Company approximately $233,000 for the Company's services as the exclusive national sales representative for KFWD. Management believes that these transactions were on terms no less favorable to the Company than could be obtained from unaffiliated parties.

         On December 30, 1994, in connection with the consummation of the Company's second amended plan of reorganization, the Company, Apollo Advisors, L.P. ("Advisors") and Reliance entered into a registration rights agreement pursuant to which the Company agreed to register Common Stock held by Advisors and Reliance and certain of their respective affiliates and transferees ("Holders") under the Securities Act of 1933, as amended (the "Securities Act"). Under the Registration Rights Agreement, the Company is obligated, subject to certain terms and conditions and upon demand by the Holders, to use reasonable diligence to effect and to maintain for not more than 90 days the registration under the Securities Act of certain registrable securities as defined in the agreement. A demand for registration under the agreement must be made by a Holder within five years of the date of the agreement in the case of (a) Common Stock acquired other than through the exercise of warrants and (b) the Company's 10.25% Senior Notes due December 30, 2001, and within the later of five years from the date of the agreement and two years after the exercise of warrants in the case of Common Stock acquired through the exercise of warrants. During the term of the Registration Rights Agreement, Telemundo is not required to effect
(i) more than one registration of the 10.25% Senior Notes due December 30, 2001 held by Advisors and its affiliates, (ii) more than two registrations of the Common Stock held by Advisors and its affiliates and (iii) more than two registrations of Common Stock held by Reliance and its affiliates. In addition, so long as any of the registrable securities are outstanding, if the Company proposes to register any of its securities under the Securities Act, whether or not for its own account, the Holders have the right to request the Company to include the Holders' registrable securities in such registration, subject to certain terms and conditions. See Item 3 "Legal Proceedings" above.

         On November 24, 1997, the Company, Purchaser and Sub entered into the Merger Agreement which provides that Sub will be merged with and into the Company with the Company surviving the merger as a wholly-owned subsidiary of Purchaser. See Items 1c "Recent Developments" above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.

         The Consolidated Financial Statements of Telemundo Group, Inc. and Subsidiaries, including the independent auditor's report thereon, which appear on pages 8 through 25 of the Telemundo Group, Inc. 1997 Annual Report to Stockholders, are incorporated herein by reference.

                                                                     1997 ANNUAL
                                                                 REPORT PAGE NO.
                                                                 ---------------

TELEMUNDO GROUP, INC. AND SUBSIDIARIES:
Consolidated Statements of Operations......................................  8
Consolidated Balance Sheets................................................  9
Consolidated Statements of Changes in Common Stockholders' Equity.......... 10
Consolidated Statements of Cash Flows...................................... 11
Notes to Consolidated Financial Statements (1-14).......................... 12
Independent Auditors' Report............................................... 25

         2.       Financial Statement Schedule.

                  II.    Valuation and Qualifying Accounts

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

     2.5 Merger Agreement dated as of November 24, 1997 by and among TLMD Station Group, Inc., TLMD Acquisition Co. and the Company, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated November 26, 1997 and incorporated herein by reference.

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

     4.1 Warrant Agreement dated as of December 30, 1994 between the Company and Shawmut Bank Connecticut, National Association, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated December 30, 1994 and incorporated herein by reference.

     4.2 Warrant Agreement dated as of December 30, 1994 between the Company and Reliance Insurance Company, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated December 30, 1994 and incorporated herein by reference.

     4.3 Registration Rights Agreement dated as of December 30, 1994 between the Company, Apollo Advisors, L.P. and Reliance Insurance Company, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated December 30, 1994 and incorporated herein by reference.

     4.4 First Supplemental Indenture dated as of December 12, 1995 between the Company and Bankers Trust Company, as trustee, with respect to the 10.25% Senior Notes Due December 30, 2001, filed as an exhibit in Registration Statement No. 33-64599 of the Company under the Securities Act of 1933, as amended, filed November 27, 1995 and incorporated herein by reference.

     4.5 Indenture dated as of February 26, 1996 between the Company and Bank of Montreal Trust Company, as trustee, with respect to the 10.5% Senior Notes Due 2006, filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 26, 1996 and incorporated herein by reference.

    10.1 Amended and Restated Loan and Security Agreement dated as of December 31, 1996 between the Company and Foothill Capital Corporation.

    10.2 Asset Purchase Agreement dated as of June 26, 1996, by and among Telenoticias del Mundo, L.P., Telemundo Group, Inc. and CBS Inc., filed as Exhibit 2(a) to the Company's Current Report on Form 8-K dated June 26, 1996 and incorporated herein by reference.

    10.3 Agreement by and among the Stockholders of Harriscope of Chicago, Inc. and National Subscription Television of Chicago, Inc. and Telemundo of Chicago, Inc. dated as of November 8, 1995 filed as
              Exhibit 10.1 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

    10.4 Amended and Restated Partnership Agreement, dated February 26, 1996, by and among Essaness Theatres Corporation, Telemundo of Chicago, Inc. and Harriscope of Chicago, Inc., a form of which was filed as Exhibit 10.2 to the Form 10-Q/A filed November 27, 1995 and incorporated herein by reference.

    10.5 Employment Agreement dated as of March 9, 1995 between the Company and Roland A. Hernandez, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1995 (the "March 31, 1995 10-Q") and incorporated herein by reference.*

    10.6 Nonqualified Stock Option Agreement dated as of March 9, 1995 between the Company and Roland A. Hernandez, filed as Exhibit 10.2 to the March 31, 1995 10-Q and incorporated herein by reference.*

    10.7 Employment Agreement dated as of February 27, 1995 between the Company and Stuart Livingston, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1995 and incorporated herein by reference.*

    10.8 Employment Agreement dated as of February 27, 1995 between the Company and Stephen J. Levin and Amendment to Employment Agreement dated May 30, 1995, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K dated December 31, 1995 and incorporated herein by reference.*

    10.9 Nonqualified Stock Option Agreement dated as of March 9, 1995 between the Company and Stuart Livingston, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated December 31, 1995 and incorporated herein by reference.*

    10.10 Nonqualified Stock Option Agreements dated as of March 9, 1995 and May 30, 1995 between the Company and Stephen J. Levin, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 1995 and incorporated herein by reference.*

    10.11 Nonqualified Stock Option Agreement dated as of June 30, 1995 between the Company and Jose C. Cancela, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995 (the "June 30, 1995 10-Q") and incorporated herein by reference.*

    10.12 Nonqualified Stock Option Agreement dated as of June 30, 1995 between the Company and Peter J. Housman II, filed as Exhibit 10.2 to the June 30, 1995 10-Q and incorporated herein by reference.*

    10.13 The Company's 1994 Stock Plan filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K dated December 31, 1994 and incorporated herein by reference.*
----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

    10.14 Employment Agreement dated as of June 11, 1996 between the Company and Donald J. Tringali, filed as Exhibit 10.1 to the September 30, 1996 10-Q and incorporated herein by reference.*

    10.15 Nonqualified Stock Option Agreement dated as of June 11, 1996 between the Company and Donald J. Tringali, filed as Exhibit 10.1 to the September 30, 1996 10-Q and incorporated herein by reference.*

    10.16 Employment Agreement dated as of February 28, 1996 between the Company and Stuart Livingston, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1996 and incorporated herein by reference.*

    10.17 Nonqualified Stock Option Agreement dated as of November 15, 1996 between the Company and Stuart Livingston, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K dated December 31, 1996 and incorporated herein by reference.*

    10.18 Employment Agreement dated as of March 7, 1997 between the Company and Jose C. Cancela filed as Exhibit 10.30 to the December 31, 1996 10-K and incorporated by reference.*

    10.19 Employment Agreement dated as of March 7, 1997 between the Company and Peter J. Housman II filed as Exhibit 10.31 to the December 31, 1996 10-K and incorporated herein by reference.*

    10.20 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*

    10.21 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*

    10.22 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*

    10.23 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*

    10.24 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*

    10.25 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*

    10.26 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*

    10.27 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*

    10.28 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*

    10.29 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*

    10.30 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*

----------
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

    10.31 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*

    10.32 Employment Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.*

    10.33 Nonqualified Stock Option Agreement dated as of June 12, 1997 between the Company and Osvaldo F. Torres.*

    10.34 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.*

    10.35     Form of  Nonqualified Stock Option Agreement for Certain Key
              Employees.*

    10.36     Form of Severance Agreement for Certain Key Employees.*

    10.37     1996 Non-Employee Directors' Stock Option Plan.

    10.38     Management Incentive Compensation Plan.*

    10.39 Network Affiliation and Representation Agreement dated as of August 31, 1993 by and between Telemundo Group, Inc. and Interspan Communications.

    10.40 Modification Agreement dated as of September 10, 1997 between Telemundo Group, Inc. and Interspan Communications.

    13.1      Portions of Telemundo Group, Inc. 1997 Annual Report to
              Stockholders.

    24.1 Power of Attorney (included on signature page of this Annual Report on Form 10-K).

    27.1      Financial Data Schedule.


(b)      Reports on Form 8-K.
         A report on Form 8-K was filed on November 26, 1997.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 30th day of March, 1998.

                              TELEMUNDO GROUP, INC.
                               (Registrant)

                          By  /S/ROLAND A. HERNANDEZ
                              -----------------------
                                 Roland A. Hernandez
                                 President and Chief
                                 Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 1998.

                             SIGNATURE                                            TITLE

                                                               Chairman of the Board and Director
       ----------------------------------------------------
                          Leon D. Black

                     /S/  ROLAND A. HERNANDEZ                  President, Principal Executive Officer and
       ----------------------------------------------------    Director
                       Roland A. Hernandez

                      /S/ PETER J. HOUSMAN II                  Principal Financial Officer
       ----------------------------------------------------
                       Peter J. Housman II

                      /S/ VINCENT L. SADUSKY                   Principal Accounting Officer
       ----------------------------------------------------
                        Vincent L. Sadusky

                      /S/ GUILLERMO BRON                       Director
       ----------------------------------------------------
                          Guillermo Bron

                        /S/ ALAN KOLOD                         Director
       ----------------------------------------------------
                            Alan Kolod

                                                               Director
       ----------------------------------------------------
                         Barry W. Ridings

                       /S/ BRUCE H. SPECTOR                    Director
       ----------------------------------------------------
                         Bruce H. Spector

                     /S/ EDWARD M. YORKE                       Director
      -----------------------------------------------------
                         Edward M. Yorke

                   /S/ DAVID E. YURKERWICH                     Director
      -----------------------------------------------------
                       David E. Yurkerwich

                  /S/ DANIEL D. VILLANUEVA                     Director
      ------------------------------------------------------
                      Daniel D. Villanueva

                     TELEMUNDO GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

           COLUMN A                       COLUMN B                  COLUMN C                          COLUMN D       COLUMN E
-----------------------------           -------------   ------------------------------------       -------------   -------------
                                                                    ADDITIONS
                                                        ------------------------------------
                                          BALANCE AT                            CHARGED TO OTHER     DEDUCTED
                                         BEGINNING OF    CHARGED TO PROFIT AND      ACCOUNTS       FROM RESERVES    -BALANCE AT
          DESCRIPTION                       PERIOD      AND LOSS OR INCOME        - DESCRIBE       -DESCRIBE (a)   END OF PERIOD
----------------------------                ------      ------------------         ----------      -------------   -------------
Year Ended December 31, 1997:
  Allowance for doubtful accounts...........$5,943              $3,479               $ -               $1,839          $7,583
                                            ======              ======               ===               ======          ======
Year Ended December 31, 1996:
   Allowance for doubtful accounts..........$2,650              $5,522               $ -               $2,229          $5,943
                                            ======              ======               ===               ======          ======
Year Ended December 31, 1995:
    Allowance for doubtful accounts.........$2,845              $2,020               $ -               $2,215          $2,650
                                            ======              ======               ===               ======          ======

Year Ended December 31, 1997:
  Reserve for TV Program
        Exhibition Rights...................$  612             $1,152               $ -               $ 386           $1,378
                                            ======             ======               ====              =====           ======
Year Ended December 31, 1996:
    Reserve for TV Program
        Exhibition Rights...................$1,251             $ 295                $ -               $ 934           $  612
                                            ======             ======               ====              =====           ======
Year Ended December 31, 1995:
    Reserve for TV Program
        Exhibition Rights...................$1,249              $ 835                $ -               $ 833           $1,251
                                            ======              =====                ===               =====           ======


-----------

(a)      Amounts written off, net of recoveries

                                 EXHIBIT INDEX

EXHIBIT                         DESCRIPTION

10.1 Amended and Restated Loan and Security Agreement dated as of December 31, 1996 between the Company and Foothill Capital Corporation.

10.20 Amended and Restated Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.

10.21 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.

10.22 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.

10.23 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.

10.24 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.

10.25 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.

10.26 Amended and Restated Employment Agreement Employment Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.

10.27 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.

10.28 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.

10.29 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.

10.30 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.

10.31 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.

10.32 Employment Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.

10.33 Nonqualified Stock Option Agreement dated as of June 12, 1997 between the Company and Osvaldo F. Torres.

10.34 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.

10.35    Form of Nonqualified Stock Option Agreement for Certain Key Employees.

10.36    Form of Severance Agreement for Certain Key Employees.

10.37    1996 Non-Employee Directors' Stock Option Plan.

10.38    Management Incentive Compensation Plan.

10.39 Network Affiliation and Representative Agreement dated as of August 31, 1993 by and between Telemundo Group, Inc. and Interspan Communciations.

10.40 Modification Agreement dated as of September 10, 1997 between Telemundo Group, Inc. and Interspan Communications.

13.1     Portions of Telemundo Group, Inc. 1997 Annual Report to Stockholders.

27.1     Financial Data Schedule.