Form 10-K405/A
period 1997-12-31
TELEMUNDO GROUP INC
filed 1998-05-08
CIK 806083

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-K/A
                                AMENDMENT NO. 1


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        Commission File Number 0-16099
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

                     Series A Common Stock, $.01 par value

                    Series A Common Stock Purchase Warrants

                                   __________
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [X]    No [_]

          Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]    No [_]

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                    Portions of Telemundo Group, Inc. 1997
               Annual Report to Stockholders - Parts II and IV.

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________



                                  FORM 10-K/A




                      AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 0-16099

                             TELEMUNDO GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                AMENDMENT NO. 1




  The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, solely for the purpose of amending and restating the Independent Auditors' Report contained on page 25 of the Registrant's 1997 Annual Report, and including the separate auditors' report on page 25A referred to in the Independent Auditors' Report of the Registrant's 1997 Annual Report, filed as exhibit 13.1.

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

                                                                                      1997 Annual
                                                                                     Report Page No.
                                                                                     ---------------
TELEMUNDO GROUP, INC. AND SUBSIDIARIES:
Consolidated Statements of Operations...............................................         8
Consolidated Balance Sheets.........................................................         9
Consolidated Statements of Changes in Common Stockholders' Equity...................         10
Consolidated Statements of Cash Flows...............................................         11
Notes to Consolidated Financial Statements (1-14)...................................         12
Independent Auditors' Reports.......................................................         25


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

        Company and Foothill Capital Corporation.+

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

+    Previously filed.

10.16 Employment Agreement dated as of February 28, 1996 between the Company and Stuart Livingston, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K dated December 31, 1996 and incorporated herein by reference.*

10.17 Nonqualified Stock Option Agreement dated as of November 15, 1996 between the Company and Stuart Livingston, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K dated December 31, 1996 and incorporated herein by reference.*

10.18 Employment Agreement dated as of March 7, 1997 between the Company and Jose C. Cancela filed as Exhibit 10.30 to the December 31, 1996 10-K and incorporated by reference.*

10.19 Employment Agreement dated as of March 7, 1997 between the Company and Peter J. Housman II filed as Exhibit 10.31 to the December 31, 1996 10-K and incorporated herein by reference.*

10.20 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*+

10.21 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*+

10.22 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Roland A. Hernandez.*+

10.23 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*+

10.24 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*+

10.25 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Donald J. Tringali.*+

10.26 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*+

10.27 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*+

10.28 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Peter J. Housman II.*+

10.29 Amended and Restated Employment Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*+

10.30 Amended and Restated Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*+

10.31 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Stephen J. Levin.*+

10.32 Employment Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.*+

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

+    Previously filed.

10.33 Nonqualified Stock Option Agreement dated as of June 12, 1997 between the Company and Osvaldo F. Torres.*+

10.34 Nonqualified Stock Option Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.*+

10.35    Form of  Nonqualified Stock Option Agreement for Certain Key
         Employees.*+

10.36    Form of Severance Agreement for Certain Key Employees.*+

10.37    1996 Non-Employee Directors' Stock Option Plan.+

10.38    Management Incentive Compensation Plan.*+

10.39 Network Affiliation and Representation Agreement dated as of August 31, 1993 by and between Telemundo Group, Inc. and Interspan
         Communications.+

10.40 Modification Agreement dated as of September 10, 1997 between Telemundo Group, Inc. and Interspan Communications.+

13.1     Portions of Telemundo Group, Inc. 1997 Annual Report to Stockholders.

24.1     Power of Attorney.+

27.1     Financial Data Schedule.+


(b)  Reports on Form 8-K.
     A report on Form 8-K was filed on November 26, 1997.

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this form.

+  Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TELEMUNDO GROUP, INC.
                            (Registrant)

                            By  /s/ Peter J. Housman II
                                ________________________
Date:  May 8, 1998              Peter J. Housman II
                                (Authorized Officer and Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 8, 1998.

            SIGNATURE                               TITLE
                                        Chairman of the Board and Director
     ------------------------------
            Leon D. Black

                  *                     President, Principal Executive Officer
     ------------------------------     and Director
         Roland A. Hernandez

       /S/ PETER J. HOUSMAN II          Principal Financial Officer
     ------------------------------
         Peter J. Housman II

                  *                     Principal Accounting Officer
     ------------------------------
         Vincent L. Sadusky

                  *                     Director
     ------------------------------
           Guillermo Bron

                  *                     Director
     ------------------------------
             Alan Kolod

                                        Director
     ------------------------------
           Barry W. Ridings

                  *                     Director
     ------------------------------
           Bruce H. Spector

                  *                     Director
     ------------------------------
           Edward M. Yorke

                  *                     Director
     ------------------------------
           David E. Yurkerwich

                  *                     Director
     ------------------------------
           Daniel D. Villanueva

* By: /s/ PETER J. HOUSMAN II
     ------------------------------
          Peter J. Housman II
            Attorney-in-fact
                                       8