Form 10-Q
period 1998-03-31
TELEMUNDO GROUP INC
filed 1998-05-15
CIK 806083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-16099

                              TELEMUNDO GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       13-3348686
--------------------------------------                 ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

       2290 WEST 8TH AVENUE
         HIALEAH, FLORIDA                                     33010
---------------------------------------                     ---------
(Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 884-8200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of May 12, 1998, 10,267,325 shares of Common Stock of Telemundo Group, Inc. were outstanding.

                     TELEMUNDO GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION:                                           NO.
                                                                         ----
 ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Statements of Operations for the Three Months
      Ended March 31, 1998 and 1997 (Unaudited).........................   2

   Consolidated Balance Sheets at March 31, 1998 (Unaudited)
      and December 31, 1997.............................................   3

   Consolidated Statement of Changes in Common Stockholders' Equity
      for the Three Months Ended March 31, 1998 (Unaudited).............   4

   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1998 and 1997 (Unaudited).........................   5

   Notes to Consolidated Financial Statements (Unaudited)...............   6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION...........................   8

PART II.  OTHER INFORMATION, AS APPLICABLE..............................  12

SIGNATURES..............................................................  13


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


THREE MONTHS ENDED MARCH 31                             1998               1997
-----------------------------------------------------------------------------------

Net revenue ....................................    $ 44,606,000       $ 39,100,000
                                                    ------------       ------------
Costs and expenses:
    Direct operating costs .....................      26,411,000         24,078,000
    Selling, general and administrative expenses
       other than network and corporate ........       9,942,000          9,788,000
    Network expenses ...........................       7,211,000          5,936,000
    Corporate expenses .........................       1,620,000          1,062,000
    Depreciation and amortization ..............       3,598,000          3,490,000
                                                    ------------       ------------
                                                      48,782,000         44,354,000
                                                    ------------       ------------
Operating loss .................................      (4,176,000)        (5,254,000)
Merger related expenses ........................      (1,517,000)              --
Interest expense - net .........................      (5,328,000)        (5,004,000)
                                                    ------------       ------------
Loss before income taxes and minority interest .     (11,021,000)       (10,258,000)
Income tax provision ...........................      (1,165,000)        (1,097,000)
Minority interest ..............................        (771,000)          (702,000)
                                                    ------------       ------------
Net loss .......................................    $(12,957,000)      $(12,057,000)
                                                    ============       ============
Basic net loss per share .......................    $      (1.26)      $      (1.19)
                                                    ============       ============

Weighted average shares outstanding ............      10,251,000         10,156,000
                                                    ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                             MARCH  31           DECEMBER  31
ASSETS                                                         1998                   1997
-----------------------------------------------------------------------------------------------------
                                                            (Unaudited)
Current assets:
    Cash and cash equivalents ..........................   $   5,673,000        $   2,378,000
    Accounts receivable, less allowance for doubtful
      accounts of $7,923,000 and $7,583,000 ............      42,393,000           54,155,000
    Television programming .............................      16,836,000           15,154,000
    Prepaid expenses and other .........................       8,927,000            9,287,000
                                                           -------------        -------------
             Total current assets ......................      73,829,000           80,974,000
Property and equipment, net ............................      66,584,000           66,602,000
Television programming .................................       6,144,000            6,779,000
Other assets ...........................................       6,898,000            7,365,000
Broadcast licenses and reorganization value in excess of
    amounts allocable to identifiable assets, net ......     127,250,000          128,366,000
                                                           -------------        -------------

                                                           $ 280,705,000        $ 290,086,000
                                                           =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable ...................................   $  11,712,000        $   7,726,000
    Accrued expenses and other .........................      16,424,000           22,761,000
    Television programming obligations .................       6,970,000            5,911,000
                                                           -------------        -------------
            Total current liabilities ..................      35,106,000           36,398,000
Long-term debt .........................................     192,768,000          189,081,000
Capital lease obligations ..............................       4,876,000            5,120,000
Television programming obligations .....................         377,000              399,000
Other liabilities ......................................      24,923,000           23,845,000
                                                           -------------        -------------
                                                             258,050,000          254,843,000
                                                           -------------        -------------
Minority interest ......................................       5,357,000            5,334,000
                                                           -------------        -------------
Contingencies and commitments

Common stockholders' equity:
  Series A Common Stock, $.01 par value, 14,388,394
    shares authorized, 7,180,781 and 7,129,614 shares
    outstanding at March 31, 1998 and December 31, 1997           72,000               71,000
  Series B Common Stock, $.01 par value, 5,611,606
    shares authorized, 3,086,498 and 3,088,341 shares
    outstanding at March 31, 1998 and December 31, 1997           31,000               31,000
Additional paid-in capital .............................      72,106,000           71,761,000
Accumulated deficit ....................................     (54,911,000)         (41,954,000)
                                                           -------------        -------------
                                                              17,298,000           29,909,000
                                                           -------------        -------------
                                                           $ 280,705,000        $ 290,086,000
                                                           =============        =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                               NUMBER OF SHARES
                                  OUTSTANDING                   COMMON STOCK
                              --------------------          --------------------
                              SERIES A      SERIES B        SERIES A    SERIES B      ADDITIONAL                          COMMON
                               COMMON        COMMON          COMMON      COMMON        PAID-IN        ACCUMULATED      STOCKHOLDERS'
                               STOCK         STOCK           STOCK        STOCK        CAPITAL          DEFICIT           EQUITY
                              ---------     ---------      ----------   --------     -------------    ------------     -------------
Balance, December 31, 1997    7,129,614     3,088,341      $ 71,000     $ 31,000     $ 71,761,000     $(41,954,000)    $ 29,909,000

Net loss .................         --            --            --           --               --        (12,957,000)     (12,957,000)

Warrant conversions ......       49,324          --           1,000         --            345,000             --            346,000

Stock conversions ........        1,843        (1,843)         --           --               --               --               --
                              ---------     ---------      --------     --------     ------------     ------------     ------------

Balance, March 31, 1998  .    7,180,781     3,086,498      $ 72,000     $ 31,000     $ 72,106,000     $(54,911,000)    $ 17,298,000
                              =========     =========      ========     ========     ============     ============     ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



TELEMUNDO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

THREE MONTHS ENDED MARCH 31                                         1998             1997
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................   $(12,957,000)   $(12,057,000)
Charges not affecting cash:
    Depreciation and amortization ............................      3,598,000       3,490,000
    Interest accretion .......................................      1,460,000       1,323,000
    Minority interest ........................................        771,000         702,000
Changes in assets and liabilities:
    Accounts receivable ......................................     11,762,000      12,423,000
    Television programming ...................................     (1,047,000)        159,000
    Television programming obligations .......................      1,037,000        (557,000)
    Accounts payable and accrued expenses and other ..........       (519,000)    (11,416,000)
                                                                 ------------    ------------
      Cash flows provided from (used in) operating
      activities .............................................      4,105,000      (5,933,000)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITY:

Additions to property and equipment ..........................     (2,464,000)     (3,733,000)
                                                                 ------------    ------------
      Cash flows used in investing activity ..................     (2,464,000)     (3,733,000)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of warrants ...........................        346,000          94,000
Payments of obligations under capital leases .................       (171,000)       (177,000)
Borrowings under credit facility .............................      5,227,000         125,000
Payments under credit facility ...............................     (3,000,000)        (25,000)
Payments to minority interest partner ........................       (748,000)       (680,000)
Other ........................................................           --          (220,000)
                                                                 ------------    ------------
      Cash flows provided from (used in) financing activities       1,654,000        (883,000)
                                                                 ------------    ------------
Increase (decrease) in cash and cash equivalents .............      3,295,000     (10,549,000)
Cash and cash equivalents, beginning of period ...............      2,378,000      12,587,000
                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................   $  5,673,000    $  2,038,000
                                                                 ============    ============
Supplemental cash flow information:
    Interest paid ............................................   $  6,910,000    $  6,745,000
                                                                 ============    ============
    Income taxes paid, including Puerto Rico withholding taxes   $     78,000    $    796,000
                                                                 ============    ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements of Telemundo Group, Inc. and subsidiaries (collectively "Telemundo" or the "Company") include all adjustments (consisting of normal recurring accruals only) necessary to present fairly the Company's financial position at March 31, 1998, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

For a summary of significant accounting policies, which have not changed from December 31, 1997, and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. BASIC NET LOSS PER SHARE

Basic net loss per share for the three months ended March 31, 1998 and 1997 is calculated by dividing the net loss by the weighted average number of shares outstanding during the period. Basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is not presented as the effect of the 1,971,305 stock options and warrants is anti-dilutive.

3. PROPOSED MERGER TRANSACTION

On November 24, 1997 the Company announced that it had entered into a definitive agreement with a venture to be formed by Sony Pictures Entertainment Inc., Liberty Media Corporation, Apollo Investment Fund III, L.P. and Bastion Capital Fund, L.P. (such venture, the "Purchaser") pursuant to which the Purchaser will acquire all of the common stock of the Company in a cash merger transaction (the "Merger") for $44 per share, plus, subject to certain conditions, an additional amount if the Merger is not completed by July 30, 1998. The proposed transaction, which is expected to close in the summer of 1998, is subject to the approval of Company stockholders of record as of May 12, 1998 at a special meeting of such stockholders to be held on June 16, 1998, approval of the Federal Communications Commission, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR") (notice of early termination of all applicable HSR waiting periods has been received), as well as the receipt by the Purchaser of the financing required to consummate the Merger (the Purchaser has received commitments from financial institutions and its stockholders in an amount sufficient to fund the Merger). As a result of the various conditions to the completion of the Merger, there can be no assurance that the Merger will be consummated.

In November 1997 after the announcement of the Merger, the Company and its directors were named as defendants in six purported class actions filed on behalf of Telemundo's public stockholders. The suits are virtually identical and allege that Telemundo and its directors violated fiduciary duties owed to Telemundo's public stockholders by entering into the merger agreement with the Purchaser. The Company's board of directors, relying upon the unanimous recommendation of a special committee of the board of directors comprised of directors who have no financial interest in the Purchaser or its

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

affiliates, has determined that the Merger is fair to and in the best interests of the Company's public stockholders. The Company and its directors intend to vigorously defend the lawsuits, and believe that the outcome of the suits will not have a material adverse effect on the Company's consolidated financial statements.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

-------------------------------------------------------------------------------

INTRODUCTION

Telemundo Group, Inc., together with its subsidiaries (collectively, "Telemundo" or the "Company"), is one of two Spanish-language television broadcast networks in the United States. The network provides programming 24-hours per day to its owned and operated stations and affiliates, which serve 61 markets in the continental United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company produces Spanish-language programming for use on its network and for sale in foreign countries and sells advertising time on behalf of its owned and operated television stations and affiliates.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and related notes. Except for historical information contained herein, certain matters discussed are forward looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the loss of key employees; the modification or termination of network affiliation agreements; the availability of cost-effective programming; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission.

PROPOSED MERGER TRANSACTION

On July 17, 1997 the Company announced the retention of the investment banking firm Lazard Freres & Co. LLC ("Lazard") to assist the Company in pursuing discussions with potential strategic programming partners for purposes of expanding its programming options and enhancing stockholder value. Lazard contacted a number of parties whom it had identified as likely to have an interest in a potential transaction with the Company, and over the next several months information was exchanged with these parties, discussions with Company management took place and negotiations with the Company's advisors ultimately ensued. On November 24, 1997 the Company announced that it had entered into a definitive agreement with a venture formed by Sony Pictures Entertainment Inc., Liberty Media Corporation, Apollo Investment Fund III, L.P. and Bastion Capital Fund, L.P. (such venture,

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

the "Purchaser") pursuant to which the Purchaser will acquire all of the common stock of the Company in a cash merger transaction (the "Merger") for $44 per share, plus, subject to certain conditions, an additional amount if the Merger is not completed by July 30, 1998. The proposed transaction, which is expected to close in the summer of 1998, is subject to the approval of Company stockholders of record as of May 12, 1998 at a special meeting of such stockholders to be held on June 16, 1998, approval of the FCC, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR") (notice of early termination of all applicable HSR waiting periods has been received), as well as the receipt by the Purchaser of the financing required to consummate the Merger (the Purchaser has received commitments from financial institutions and its stockholders in an amount sufficient to fund the Merger). As a result of the various conditions to the completion of the Merger, there can be no assurance that the Merger will be consummated.

Under certain circumstances, the Company may terminate the Merger and accept a proposal determined by its Board of Directors to be superior, from a financial point of view to the stockholders of the Company (other than stockholders affiliated with the Purchaser or their affiliates), to the Merger, subject to the payment of a termination fee of $15 million to the Purchaser and the reimbursement of up to an aggregate of $2.5 million in expenses incurred by the Purchaser in connection with the Merger. The Purchaser will be required to pay a termination fee of $17.5 million to the Company if, solely as a result of the failure of the Purchaser to obtain an FCC order regarding the transfer of the Company's broadcast licenses which is satisfactory to the Purchaser, the Merger has not been consummated on or before December 31, 1998 and the Merger is at such time or thereafter terminated by either the Company or the Purchaser.

RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 1998 as compared to the corresponding period of 1997 was as follows:

                                       THREE MONTHS ENDED
                                            MARCH 31
                                       -------------------
                                       1998          1997      CHANGE
                                       ----          ----      ------
Net Commercial Air Time:
 Continental U.S.:
   Network and National Spot..      $19,734,000   $15,553,000     27%
   Local......................        9,907,000     9,447,000      5%
                                    -----------   -----------

                                     29,641,000    25,000,000     19%
   Puerto Rico................        7,985,000     7,524,000      6%
                                    -----------   -----------
                                     37,626,000    32,524,000     16%

Other..........................       6,980,000     6,576,000      6%
                                    -----------   -----------
                                    $44,606,000   $39,100,000     14%
                                    ===========   ===========

The increase in network and national spot revenue is the result of the continued growth in the overall Spanish-language television market, offset in part by a decline in average audience shares. The Company's average share of the weekday Spanish-language television network audience was 18%

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

during the fourth quarter of 1997 and 16% during the first quarter of 1998, compared to 21% during the fourth quarter of 1996 and 18% during the first quarter of 1997. A change in audience share typically has a delayed effect on revenue.

The increase in local revenue is primarily the result of an increase at KVEA-Los Angeles, related to growth in that local Spanish-language television market coupled with an increase in audience share at KVEA.

The Company believes that the overall decline in audience share previously noted has been in part the consequence of difficulties encountered in acquiring and developing programming to compete effectively with its principal competitor's prime-time programming. The Company determined that it would likely be able to compete more effectively by allying itself with one or more strategic partners who could provide it with the programming, capital and other resources to aggressively pursue the U.S. Spanish-language television audience. This resulted in the search for potential strategic programming partners for purposes of expanding programming options and enhancing stockholder value as discussed under "Proposed Merger Transaction".

The increase in commercial air time revenue in Puerto Rico is the result of WKAQ maintaining its dominant audience share in a market which grew during the quarter.

Other revenue increased primarily due to sales of blocks of broadcast time at higher rates.

Direct operating costs increased by 10% for the three months ended March 31, 1998 from the corresponding period of the prior year, which was primarily the result of an increase in programming and production expenses.

Selling, general and administrative expenses other than network and corporate increased by 2% for the quarter ended March 31, 1997 which was primarily the result of greater sales costs related to the increase in revenue and increased advertising and promotion expenditures at the owned and operated stations.

Network expenses, which represent costs associated with the network operations center as well as sales, marketing and other network costs not allocated to specific television stations, increased by 21% in 1998, which primarily reflects increases in sales commissions and bonuses related to the increase in revenue and increases in various other network expenses.

Corporate expenses increased by $558,000 from the comparable period of the prior year. This was primarily the result of an increase in executive performance-based compensation and additional legal costs.

As a result of the above, the operating loss before depreciation and amortization improved by $1.2 million from the comparable period of the prior year.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

-------------------------------------------------------------------------------

Merger related expenses include investment banking, legal, accounting and other costs incurred during the quarter ended March 31, 1998 for services provided to the Company in connection with the Merger.

Interest expense, net of interest income, for the three months ended March 31, 1998 totaled $5.3 million as compared to $5.0 million for the corresponding period of the prior year. Interest expense for both periods includes (i) interest accrued and accreted on the 10.5% Senior Notes due 2006 (the "Senior Notes"), which were issued at a discount and were structured to produce a yield to maturity of 10.5% per annum, (ii) amortization of deferred issuance costs for the Senior Notes, (iii) interest and fees on the Company's revolving credit facility, and (iv) interest accrued and accreted on the 10.25% Senior Notes (the "10.25% Notes") which were outstanding during the period (approximately 99.8% of which were tendered in a repurchase offer on February 26, 1996). Interest expense was offset by $87,000 and $126,000 of interest income for the three months ended March 31, 1998 and 1997, respectively.

The income tax provision recorded in both periods relates to WKAQ, which is taxed separately under Puerto Rico income tax regulations, withholding taxes related to intercompany interest, and certain federal and state income and franchise taxes. The Company is in a net operating loss position for federal income tax purposes. The Company's use of its net operating and capital loss carryforwards incurred prior to December 31, 1994 are subject to certain limitations imposed by Section 382 of the Internal Revenue Code and their use will be limited.

Minority interest represents distributions to the 25.5% partner in Video 44, which is based on a minimum annual preferred distribution to such partner.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's cash flows provided from (used in) operating activities were $4.1 million and $(5.9) million for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily the result of the net effect of changes in certain asset and liability accounts and the increase in operating income before depreciation and amortization.

The Company had working capital of $38.7 million at March 31, 1998.

Capital expenditures of approximately $2.5 million were made during the three months ended March 31, 1998 for the replacement and upgrading of equipment and upgrading of facilities.

The Company's principal sources of liquidity are cash from operations and a revolving credit facility. The facility provides for borrowings of up to $20 million, subject to an accounts receivable borrowing base, which was maintained at March 31, 1998. At March 31, 1998, the Company had $6.1 million in borrowings outstanding under the facility and a $1.2 million standby letter of credit which was issued to secure an office lease, leaving $12.7 million available. The Company plans on financing interim cash needs through cash generated from operations and the revolving credit facility. The Company does not anticipate the need to obtain any additional financing to fund operations.

TELEMUNDO GROUP, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            27   Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            During the three months ended March 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TELEMUNDO GROUP, INC.
                                                (Registrant)

                                         /s/  Peter J. Housman II
                                         --------------------------------
Date:  May 14, 1998                      Peter J. Housman II
                                         (Chief Financial Officer and Treasurer)

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

27.1                Financial Data Schedule