Form 10-K405
period 1998-12-31
TELEMUNDO GROUP INC
filed 1999-03-31
CIK 806083

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        Commission File Number 333-64709

                                   -----------

                            TELEMUNDO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3993031
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         2290 WEST 8TH AVENUE
           HIALEAH, FLORIDA                                    33010
(Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 884-8200

                                   -----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 31, 1999 there were 10,000 shares of common stock of the registrant outstanding, all of which were owned by affiliates. There is no established public trading market for the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of registrant's 1998 annual report to stockholders are incorporated by reference in items 6, 7, 7A and 8 of Part II of this report.

         Certain exhibits to the registration statement on Form S-4, as amended (Registration number 333-64709 filed with the Securities and Exchange Commission on September 29, 1998), are incorporated by reference in certain portions of
Item 14 of Part IV of this report.
================================================================================

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

Item 1.     BUSINESS.............................................................. 1
Item 2.     PROPERTIES............................................................13
Item 3.     LEGAL PROCEEDINGS.....................................................14
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14

PART II
Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...................................................14
Item 6.     SELECTED FINANCIAL DATA...............................................14
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            AND FINANCIAL CONDITION...............................................14
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................15
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..............................................15

PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................15
Item 11.   EXECUTIVE COMPENSATION.................................................17
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........20
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................21

PART IV
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........25

                                     PART I

ITEM 1.  BUSINESS

     Telemundo Holdings, Inc. ("Holdings") was formed as a holding company for the acquisition of Telemundo Group, Inc. ("Telemundo") and its subsidiaries through the Merger (as defined), that was consummated on August 12, 1998. References in this report to the "Company" include Holdings, Telemundo and its subsidiaries. Holdings owns 100% of Telemundo's outstanding capital stock. The capital stock of Holdings is owned 24.95% by Sony Pictures Entertainment Inc. ("Sony Pictures"), 24.95% by Liberty Media Corporation ("Liberty") and 50.1% by Station Partners, LLC ("Station Partners"). Station Partners is owned 68% by Apollo Investment Fund III, L.P. ("Apollo Investment"), which may be deemed to be an affiliate of TLMD Partners, L.L.C. ("TMLD II"), a significant stockholder of Telemundo prior to the Merger, and 32% by Bastion Capital Fund, L.P. ("Bastion"), a significant stockholder of Telemundo prior to the Merger.

     The Company is one of two national Spanish-language television broadcast companies currently operating in the United States. The Company owns and operates seven full-power UHF stations serving the seven largest Hispanic Market Areas (as defined) in the United States--Los Angeles, New York, Miami, San Francisco, Chicago, San Antonio and Houston. Four of these markets are among the five largest general Market Areas in the United States. The Company also owns and operates the leading full-power television station and related production facilities in Puerto Rico. The Company's stations broadcast a wide variety of network programming, including movies, telenovelas (soap operas), talk shows, entertainment programs, national and international news, music and sporting events. In addition, the Company supplements its network programming with local programming focused on local news and community events. For purposes of this report, unless the context requires otherwise, (i) references to the United States exclude Puerto Rico and (ii) "Market Area" or "DMA" refers to Designated Market Area, a term developed by Nielsen Media Research, Inc. ("Nielsen TV") and used by the television industry to describe a geographically distinct television market.

     Prior to the Merger, Telemundo produced and acquired its network programming through its network operations (the "Telemundo Network"), which provided programming 24-hours a day to Telemundo's owned and operated stations and network affiliates. In connection with the Merger, the Company sold its network operations (the "Network Sale"), which consisted of substantially all of the programming and production assets of the Telemundo Network, to Telemundo Network Group LLC (the "Network Company"), a company formed in connection with the Merger which is equally owned by a subsidiary of Sony Pictures and a subsidiary of Liberty. The Network Company also entered into an affiliation agreement with the Company and related affiliation agreements with the Company's owned and operated stations (collectively, the "Affiliation Agreement"), pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and allocate advertising revenue on a predetermined basis. See "Business--Affiliation Agreement." Including the Company's stations, the Network Company currently serves 63 markets in the United States, including the 37 largest Hispanic markets, and reaches approximately 85% of all U.S. Hispanic households.

FORWARD LOOKING DISCLOSURES

         Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business", Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward looking disclosures that involve risks and uncertainties, including (without limitation) those risks associated with the effect of economic conditions; the Company's outstanding indebtedness and leverage; restrictions imposed by the terms of the Company's indebtedness; changes in advertising revenue which are caused by changes in national and local economic conditions, the relative popularity of the Network Company's and the Company's programming, the demographic characteristics of the Company's markets and other factors outside the Company's control; future capital requirements; the impact of competition, including its impact on market share and advertising revenue in each of the Company's markets; the loss of key employees; the modification or termination of the Affiliation Agreement; the impact of litigation; the impact of current or pending legislation and regulations, including Federal Communications Commission ("FCC") rulemaking proceedings; and other factors which may be described from time to time in filings of the Company with the Securities and Exchange Commission.

RECENT DEVELOPMENTS -- THE MERGER AND RELATED TRANSACTIONS

     On August 12, 1998, the Merger was consummated in accordance with the Agreement and Plan of Merger (the "Merger Agreement"), dated November 24, 1997, among Holdings, TLMD Acquisition Co. ("TLMD Acquisition"), a wholly owned subsidiary of Holdings, and Telemundo. Pursuant to the Merger Agreement, TLMD Acquisition was merged with and into Telemundo (the "Merger"), with Telemundo being the surviving corporation and becoming a wholly owned subsidiary of Holdings.

     The aggregate consideration paid in connection with the Merger (based on a purchase price of $44.12537 per share for each outstanding share of Telemundo's common stock) was approximately $773 million. Of this amount, $300.0 million was provided by borrowings under the New Credit Facilities (as defined), $125.0 million was provided from the proceeds of the Senior Discount Notes Offering (as defined), $274.0 million was provided by the Equity Contributions (as defined) and $74.0 million was provided from the proceeds of the Network Sale.

     NEW CREDIT FACILITIES. Telemundo has entered into new credit facilities (the "New Credit Facilities") providing for aggregate borrowings of up to $350.0 million, which are guaranteed by Holdings and substantially all of Telemundo's wholly owned domestic subsidiaries. In connection with the New Credit Facilities, Telemundo terminated its revolving credit facility that was existing prior to the Merger (the "Old Credit Facility").

     EQUITY CONTRIBUTIONS. In connection with the Merger, Holdings received equity contributions (the "Equity Contributions") aggregating $274.0 million in cash from Sony Pictures, Liberty and Station Partners. The Equity Contributions were contributed by Holdings to TLMD Acquisition to fund a portion of the consideration paid in the Merger. See "Certain Relationships and Related Transactions--Transactions Related to the Merger--Equity Contributions."

     NETWORK SALE. The Company sold its network operations which consisted of substantially all of the programming and production assets of the Telemundo Network to the Network Company for $74.0 million. The Network Company and the Company have entered into the Affiliation Agreement pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company pool and allocate advertising revenue on a predetermined basis. See "Business--Affiliation Agreement" and "Certain Relationships and Related Transactions--Transactions Related to the Merger--Network Sale and Affiliation Agreement."

     TENDER OFFER. On August 12, 1998, TLMD Acquisition purchased approximately $191.7 million aggregate principal amount of Telemundo's 10.5% Senior Notes due 2006 (the "10.5% Notes") pursuant to an offer to purchase (as amended on July 20, 1998, the "Tender Offer"). The aggregate principal amount purchased by TLMD Acquisition pursuant to the Tender Offer represented 99.9% of the aggregate principal amount outstanding.

     THE SENIOR DISCOUNT NOTES OFFERING. Substantially contemporaneously with the Merger, the Equity Contributions, the Network Sale, the Tender Offer and initial borrowings under the New Credit Facilities, Holdings issued its 11.5% Senior Discount Notes due 2008, Series A (the "Series A Notes") in the aggregate principal amount at maturity of $218.8 million (the "Senior Discount Notes Offering"). On September 29, 1998, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-4 under the Securities Act of 1933, as amended, pursuant to which Holdings would exchange each $1,000 principal amount at maturity of its 11.5% Senior Discount Notes due 2008, Series B (the "Series B Notes") for each $1,000 principal amount outstanding of its Series A Notes (the "Exchange Offer"). The terms of the Series A and Series B Notes are identical in all material respects with the exception of certain registration rights. The Company filed the fourth amendment with respect to such Registration Statement on February 16, 1999 and the Registration Statement was declared effective by the Commission on such date. The Exchange Offer commenced on February 16, 1999 and was terminated on March 18, 1999, with 100% of the aggregate principal amount outstanding of the Series A Notes being exchanged for an equivalent amount of Series B Notes.

TELEVISION STATIONS

     The Company owns and operates eight full-power and 15 low-power Spanish-language television stations in the United States and Puerto Rico.

   FULL-POWER STATIONS

     The Company's U.S. owned and operated full-power stations broadcast network programming provided by the Network Company and produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets. Each full-power station also sells blocks of broadcast time during certain non-network programming hours to independent programmers ("block time programmers"). The following table sets forth certain information about the Company's owned and operated full-power Spanish-language television stations.

                                                                                                                 NUMBER OF
                                                                              RANKING OF      RANKING OF       OTHER SPANISH-
                                            NUMBER OF                        MARKET AREA     MARKET AREA          LANGUAGE
                                            HISPANIC          HISPANICS       BY NUMBER        BY NUMBER        TELEVISION
                                           TELEVISION      AS A PERCENTAGE   OF HISPANIC        OF TOTAL          STATIONS
MARKET AREA              STATION          HOUSEHOLDS IN        OF TOTAL       TELEVISION       TELEVISION       OPERATING IN
  SERVED                AND CHANNEL      MARKET AREA(1)     POPULATION(2)    HOUSEHOLDS(1)    HOUSEHOLDS(1)    MARKET AREA(3)
-----------             -----------      ---------------   ----------------  -------------   --------------    --------------
Los Angeles, CA        KVEA (Ch. 52)         1,444,030           39%              1               2                2
New York, NY           WNJU (Ch. 47)         1,004,020           18%              2               1                1
Miami, FL              WSCV (Ch. 51)           468,800           37%              3              16                3
San Francisco, CA      KSTS (Ch. 48)           329,780           19%              4               5                1
Chicago, IL(4)         WSNS (Ch. 44)           314,290           14%              5               3                1
San Antonio, TX        KVDA (Ch. 60)           305,400           54%              6              37                2
Houston, TX            KTMD (Ch. 48)           304,640           24%              7              11                1
San Juan, PR           WKAQ (Ch. 2)          1,200,307           --              --              --                6

(1) Estimated by Nielsen TV as of January 1, 1999; except for Puerto Rico, which was estimated by Mediafax as of January 1999.
(2) Claritas, Inc., 1998, derived from U.S. Census Bureau data and other government statistics.
(3) The Company and each of its Spanish-language competitors broadcast over UHF, except in Puerto Rico, where WKAQ and its three major competitors broadcast over VHF.
(4)  The Company owns a 74.5% interest in WSNS through a joint venture.

     LOS ANGELES: The Company owns and operates KVEA, Channel 52, licensed to Corona, California and serving the Los Angeles market. KVEA began operating as a Spanish-language station in 1985. Los Angeles is the largest U.S. Hispanic market, representing approximately 17% of the Hispanic television households in the United States. An estimated 6.1 million Hispanics reside in the Los Angeles DMA, constituting approximately 39% of the Los Angeles DMA population. The Hispanic population in Los Angeles more than doubled between 1980 and 1998, and immigration trends indicate that the Hispanic population will continue to grow rapidly. The Hispanic population in Los Angeles is predominantly Mexican in origin.

     NEW YORK: The Company owns and operates WNJU, Channel 47, licensed to Linden, New Jersey and serving the New York market. WNJU began operating as a Spanish-language station in 1965. New York is the second largest U.S. Hispanic market, representing approximately 12% of the Hispanic television households in the United States. An estimated 3.4 million Hispanics reside in the New York DMA, constituting approximately 18% of the New York DMA population. The Hispanic population in New York increased by approximately 61% between 1980 and 1998. Although approximately 36% of this market is of Puerto Rican origin, the New York Hispanic community is relatively diverse.

     MIAMI: The Company owns and operates WSCV, Channel 51, licensed to Ft. Lauderdale, Florida and serving the Miami-Ft. Lauderdale market. WSCV began operating as a Spanish-language station in 1985. Miami is the third largest U.S. Hispanic market, representing approximately 6% of the Hispanic television households in the United States. An estimated 1.4 million Hispanics reside in the Miami DMA, constituting approximately 37% of the Miami DMA population. It has been estimated that more than half of the population of Miami-Dade County is comprised of Hispanics. The Hispanic population in Miami more than doubled between 1980 and 1998. Approximately 54% of Hispanics in Miami are of Cuban origin.

     SAN FRANCISCO: The Company owns and operates KSTS, Channel 48, licensed to San Jose, California and serving the San Francisco-San Jose market. KSTS began operating as a Spanish-language station in 1987. The San Francisco-San Jose Hispanic market is the fourth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.2 million Hispanics reside in the San Francisco DMA (which includes San Jose), constituting approximately 19% of the San Francisco DMA population. The Hispanic population in this market almost doubled from 1980 to 1998 and is over 68% of Mexican origin.

     CHICAGO: The Company owns a 74.5% interest in and operates WSNS, Channel 44, licensed to and serving the Chicago market. WSNS began operating as a Spanish-language station in 1985. The Chicago market is the fifth largest Hispanic market in the United States, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.2 million Hispanics reside in the Chicago DMA, constituting approximately 14% of the Chicago DMA population. The Hispanic population in Chicago grew by approximately 85% from 1980 to 1998 and is approximately 69% of Mexican origin.

     SAN ANTONIO: The Company owns and operates KVDA, Channel 60, licensed to and serving the San Antonio, Texas market. KVDA began operating as a Spanish-language station in 1989. The San Antonio market is the sixth largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.0 million Hispanics reside in the San Antonio DMA, constituting approximately 54% of the San Antonio DMA population. The Hispanic population in San Antonio, which is principally of Mexican origin, increased by approximately 63% between 1980 and 1998.

     HOUSTON: The Company owns and operates KTMD, Channel 48, licensed to Galveston, Texas and serving the Houston-Galveston market. KTMD began operating as a Spanish-language station in 1987. The Houston-Galveston market is the seventh largest U.S. Hispanic market, representing approximately 4% of the Hispanic television households in the United States. An estimated 1.1 million Hispanics reside in the Houston DMA (which includes Galveston), constituting approximately 24% of the Houston DMA population. The Hispanic population in Houston more than doubled between 1980 and 1998 and is principally of Mexican origin.

     SAN JUAN, PUERTO RICO: The Company owns and operates television station WKAQ, Channel 2, in San Juan, which together with its affiliate, WOLE (Channel 12 in Aguadilla), and its translator facilities, cover virtually all of Puerto Rico. WKAQ began operating as a Spanish-language television station in 1954. The current population of Puerto Rico is approximately 3.9 million.

   LOW-POWER STATIONS

     Low-power stations ("LPTVs") generally operate at significantly lower levels of power than full-power stations. In addition, their signals generally cover smaller areas than those covered by full-power stations and may not cover the full Market Area in which they are located. LPTVs extend the Company's and the Network Company's coverage in areas where the Company does not own a full-power television station or where the Network Company does not have a network affiliate. The Company's low-power television stations operate with minimal staff and generally do not originate programming or have their own sales forces.

     In addition to its 15 owned and operated LPTVs, the Company has received permission from the FCC to build two additional LPTVs.

     The following table sets forth certain information about the Company's owned and operated LPTVs.

                                                                                NUMBER OF HISPANIC
                                                                              TELEVISION HOUSEHOLDS
            MARKET AREA SERVED                       STATION(S)                 IN MARKET AREA(1)
            ------------------                       ----------               ---------------------
Albuquerque/Santa Fe, NM(2)(3).............             K52BS                         184,850
Sacramento, CA(2)..........................      K47DQ, K52CK, K61F1                  163,310
Boston, MA.................................             W32AY                          86,790
Austin, TX(2)(4)...........................             K11SF                          88,880
Salinas/Monterey, CA.......................             K15CU                          56,500
Colorado Springs, CO.......................             K49CJ                          42,790
Santa Barbara/Santa Maria, CA..............             K27EI                          42,200
Salt Lake City, UT.........................             K48EJ                          43,260
Odessa/Midland, TX(2)......................         K60EE, K49CD                       39,610
Amarillo, TX...............................             K36DV                          30,690
Reno, NV...................................             K52FF                          22,870
Abilene, TX................................             K40DX                          16,000

(1)  Estimated by Nielsen TV as of January 1, 1999.
(2)  These areas are served by more than one LPTV, including affiliated LPTVs.
(3) The Company expects to sell its LPTV in Santa Fe, New Mexico, which is expected to become an affiliate of the Network Company.
(4) Since December 1996, the Company has been operating K11SF pursuant to special temporary authority ("STA") granted by the FCC, which lapsed in November 1998. Although non-reinstatement of the STA would not materially affect the Company's business, the Company has filed a reinstatement request with the FCC.

AFFILIATION AGREEMENT

     Pursuant to the Affiliation Agreement, the Network Company provides programming to the Company, and the Company and the Network Company pool and allocate advertising revenue on a predetermined basis. The initial term of the Affiliation Agreement is ten years and the Network Company will have the right to renew the Affiliation Agreement for two consecutive five-year terms if certain performance goals are met. The Affiliation Agreement is terminable by either party in the event of a "material default of a material provision" (as defined therein). The Network Company may terminate its obligations with respect to any of the Company's low-power television stations and enter into an affiliation agreement with either another low-power or a full-power television station in the same licensed community (which need not be owned by the Company) if that station has greater signal coverage than that of the terminated low-power station. In addition, the obligations of the Network Company under the Affiliation Agreement as to a particular station can be terminated under certain limited circumstances. The Network Sale and the Affiliation Agreement will result in the Company incurring reduced overall programming and certain other costs from the levels historically incurred by Telemundo. All network programming costs are borne by the Network Company. As part of the Affiliation Agreement, each of the Network Company and the Company agreed, subject to various conditions, to incur certain programming, marketing/promotional and capital expenditures in the future. These expenditures may be reduced or eliminated based on financial tests, which assume such expenditures produce positive financial results (i.e., incremental revenue). The Company may elect to incur a portion of such expenditures in a subsequent year. If the Company meets such financial tests and does not elect to defer a portion of such expenditures, the Company will incur levels of non-network expenditures which are greater than non-network expenditures historically incurred by the Company's owned and operated stations. Any such expenditures on the part of the Company are subject to the Network Company having incurred its respective expenditures.

PROGRAMMING

     The Affiliation Agreement provides that the Network Company will provide all network programming. Subject to certain exceptions, the Company has the exclusive broadcast rights in the areas in which the Company operates. Moreover, any licensing to third parties of any programs first shown on the network is subject to agreed upon limitations. Pursuant to the Affiliation Agreement, all expenses associated with the development of original Network Company programming will be borne by the Network Company, while all expenses related to the development of local programming will be borne by the Company. Each of the stations is responsible for approximately 2 to 3 hours of local programming daily, consisting primarily of local news and coverage of community affairs.

   ADVERTISING AND REVENUE SHARING

     Pursuant to the Affiliation Agreement, the Network Company is responsible for the sale of all network advertising time, as well as the sale of national spot advertising time on behalf of network affiliated stations (including the Company's owned and operated stations), while the Company is responsible for the sale of local advertising time. Revenue is allocated based on a formula applied to a combination of the Company's and the Network Company's advertising revenue. The Affiliation Agreement provides that not less than 50% of all advertising time during network programming will be available for local and national spot advertising. All advertising revenue subject to allocation is net of uncollectible amounts.

     Under certain limited circumstances involving a specified number of "Willful Unauthorized Preemptions" or "Other Unauthorized Preemptions" or a "Change in Operations" (each as defined in the Affiliation Agreement) affecting a particular station, the obligations of the Network Company with respect to such station may be terminated by the Network Company. Upon such a termination, the percentage of net advertising revenue contributed by the Network Company as part of the pooled advertising revenue to be allocated under the Affiliation Agreement would be reduced proportionately.

CARRIAGE AGREEMENT

     The Network Company has entered into a carriage agreement (the "Carriage Agreement") with a subsidiary of Tele-Communications, Inc. ("TCI"). Pursuant to the Carriage Agreement, the Network Company pays TCI fees for delivering new Hispanic surname households as subscribers to a TCI cable system carrying the Network Company's programming ("TCI Hispanic Subscribers"). The Affiliation Agreement provides that the Company will reimburse the Network Company for one-half of the fees actually paid by the Network Company (up to $2.50 per TCI Hispanic Subscriber) for the first 400,000 TCI Hispanic Subscribers, and a specified percentage of such fees (up to a maximum payment obligation of $1,000,000) for TCI Hispanic Subscribers in excess of 400,000 and for new Hispanic cable subscribers on other than TCI cable systems carrying the Network Company's programming ("Non-TCI Subscribers"). The Company's maximum total payment obligation for additional TCI Hispanic Subscribers and Non-TCI Subscribers is $2,000,000. Liberty is the programming unit of TCI.

PROGRAMMING

     As a result of the Affiliation Agreement, the Company relies on the Network Company for network programming. The Network Company provides the Company with a wide variety of network programming, including movies, telenovelas (soap operas), talk shows, entertainment programs, national and international news, music and sporting events.

     On June 16, 1998, the Telemundo network announced its programming schedule for the 1998-1999 broadcast season. The Telemundo network provided the Company with action and adventure programs such as ANGELES, AXN, REYES Y REY and OPERACION RESCATE (OPERATION RESCUE), game shows such as BUSCANDO PAREJA (THE DATING GAME) and LOS RECIEN CASADOS (THE NEWLYWEDS) and situation comedies such as SOLO EN AMERICA (ONLY IN AMERICA) and UNA FAMILIA CON ANGEL (A FAMILY WITH ANGEL ). The Telemundo network's programming schedule is further supplemented by a new line-up of feature films from Sony Pictures' library.

     The Telemundo network also provides the Emmy Award-winning show, OCURRIO ASI, a one-hour reality-based investigative news magazine show, SEVCEC, a talk show which is designed to entertain the public with a mix of celebrities, musical performances and comedians and educate the public on a wide range of issues, including immigration and violence, and EL Y ELLA (HE AND SHE), a talk show that discusses everyday topics and common problems from the male and female perspective. The remainder of the programming provided by the Telemundo network is purchased from various program suppliers primarily in Mexico and Latin America.

     The Telemundo network's programming currently includes network newscasts produced by CBS-Telenoticias.

     In addition, the Company's owned and operated full-power stations produce and broadcast local news and limited other programming focused on the audience in each of their respective local markets.

     The programming lineup of WKAQ in Puerto Rico differs from that of the Telemundo network, but includes approximately 10 hours per week of network programming. Through its production studios, WKAQ produces approximately 29 hours of programming weekly, including variety and comedy shows, mini-series, news and public affairs shows, all primarily directed toward the Puerto Rico market. In addition, WKAQ has the right of first refusal for the Puerto Rico market to purchase telenovelas and other programming produced by Televisa, S.A. de C.V. ("Televisa"), the largest supplier of Spanish-language programming in the world, pursuant to a programming agreement that expires in May 2005. WKAQ also broadcasts programming from other Latin American countries and broadcasts United States syndicated programming dubbed in Spanish.

AFFILIATES

     In addition to the Company's owned and operated stations, the Network Company provides programming to 150 affiliates serving 48 Hispanic markets in the United States. These affiliates, which consist of 31 affiliated broadcast stations and 119 satellite direct cable affiliates that take the Network Company's signal directly from the satellite, represent approximately 29% of the Network Company's total coverage of the U.S. Hispanic market.

SALES AND MARKETING

     Pursuant to the Affiliation Agreement, the Network Company is responsible for the sale of all network advertising time, as well as the sale of national spot advertising time on behalf of network affiliated stations (including the Company's owned and operated stations), while the Company is responsible for the sale of local advertising time. Revenue is allocated between the Company and the Network Company based on a formula applied to a combination of the Company's and the Network Company's advertising revenue. See "--Affiliation Agreement." Each of the Company's owned and operated full-power stations maintains a sales and marketing force to sell local advertising time on its own behalf.

     The Network Company currently has a network and national spot sales and marketing force, including account executives and sales managers with backgrounds in both Spanish-language and English-language media, to sell advertising time broadcast over the Network Company's entire network (network sales) and to sell advertising time in markets covered by the Company's owned and operated stations and the Network Company's other network affiliates (national spot sales). The Network Company currently has national sales offices in New York, Los Angeles, Miami, Chicago, San Francisco, San Antonio, Dallas, Houston and Orange County, California.

     The Company and the Network Company sell advertising time to a broad and diverse group of advertisers. No single advertiser accounted for 10% or more of Telemundo's 1998 total revenue. According to HISPANIC BUSINESS MAGAZINE, the top ten advertisers in Spanish-language media in 1998, all of which broadcast advertisements over the Telemundo network and the Company's owned and operated stations, were:

               The Procter & Gamble Co.                            Anheuser-Busch Companies Inc.
               Sears, Roebuck & Co.                                Philip Morris Companies, Inc.
               AT&T Corp.                                          Toyota Motor Corp.
               General Motors Corporation                          McDonald's Corporation
               MCI Communications Corporation                      Colgate-Palmolive Company

     Additionally, the Network Company and each of the Company's stations sell blocks of air time during non-network programming hours to block time programmers. The Company's stations are replacing certain time periods historically sold to block time programmers with network programming.

AUDIENCE MEASUREMENT SYSTEMS

     The Company's advertising revenue depends to a large extent on its audience share. The Nielsen Hispanic Television Index ("NHTI"), which began in November 1992, and the Nielsen Hispanic Station Index ("NHSI") provide national network
(NHTI) and local (NHSI) television ratings and share data for the Hispanic audience.

COMPETITION

     The broadcasting industry has become increasingly competitive in recent years. The competitive success of a television network or station depends primarily on public response to the programs broadcast, which affects the revenue earned by the network or station from the sale of advertising time. In addition to programming, factors determining competitive position include management's ability and experience, marketing, research and promotional efforts.

     In the Spanish-language television broadcast market, the Company faces significant competition from Univision Communications, Inc. ("Univision"), which operates the other Spanish-language broadcast company in the United States and has a substantially greater audience share than the Company. In each of the markets in which the Company owns and operates full-power stations, except Puerto Rico, the Company's station competes directly with a full-power Univision station. Together the Univision stations and the Univision network affiliates reach a larger percentage of Hispanic viewers in the United States than the Company's owned and operated stations and the Network Company's network affiliates and within the last year have attracted as much as 86% of the U.S. Spanish-language television network audience (as reported by Nielsen TV). Generally, the competing Univision stations have been operating in their markets longer than have the Company's stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 2.7 million Hispanic subscribers, representing approximately 59% of all Hispanic households that subscribe to cable television. Both Televisa and Corporacion Venezolana de Television, C.A. ("Venevision"), which are significant stockholders of Univision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air in the United States all Spanish-language programming produced by Televisa and Venevision. These supply contracts have traditionally provided Univision with a competitive programming advantage.

     Certain of the Company's stations, particularly in Puerto Rico, Los Angeles and Miami, also face competition on a local level from various independent Spanish-language television stations. In March 1998, TV Azteca, S.A. de C.V. ("TV Azteca"), one of two Mexican television broadcast companies, announced its intention to create a third Spanish-language network in the United States. To date, the Company is not aware of any substantive activity with respect to the establishment of such network.

     There are also several independent Spanish-language television stations that broadcast, on a full-time or part-time basis, in markets in which the Company owns and operates stations. Independent Spanish-language television stations compete with Company-owned stations in the Los Angeles, Miami and New York Market Areas.

     The Company's owned and operated television stations and the Network Company's affiliates also face competition for advertising revenue from other sources serving the same markets and competing for the same target audience, such as other Spanish-language and English-language media, including television stations, cable channels, direct broadcast satellites, radio stations, magazines, newspapers, movies and other forms of entertainment. The English-language media are generally better developed and better capitalized than the Spanish-language media in the United States. The Company also competes with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in certain cities, the UPN and WB networks. Certain of these and other English-language networks have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. There can be no assurance that current Spanish-language television viewers will continue to watch the Company's or any other Spanish-language broadcaster's programming rather than English-language programming or Spanish-language simulcast programming.

         In Puerto Rico, WKAQ has three significant Spanish-language television station competitors. In addition, three other Spanish-language television stations operate in that market. Although the general market programming of the major English-language U.S. networks is available in Puerto Rico through cable carriage, none of such networks has attracted a significant share of the Puerto Rico audience to date. On October 2, 1998, Chancellor Media Corp. and one of its subsidiaries (collectively, "Chancellor") filed a transfer application seeking FCC consent of Chancellor's acquisition of Pegasus Broadcasting of San Juan, L.L.C., the licensee of WAPA. WAPA is one of WKAQ's significant competitors. On December 4, 1998, the Company filed a "Petition to Deny" Chancellor's transfer application on both procedural and substantive grounds. Chancellor filed its opposition to the Petition to Deny on December 17, 1998 and WAPA filed a reply on December 28, 1998. Subsequently, Chancellor announced that it had assigned its agreement to acquire WAPA to LIN Television, Inc. ("LIN"). The Company believes that LIN's acquisition of WAPA will likely raise the same regulatory concerns presented by the Chancellor application given certain common ownership interests in Chancellor and LIN. The FCC has yet to rule on the Company's Petition to Deny. It is not possible to predict how the ultimate outcome of this proceeding or the possible acquisition of WAPA by LIN may affect the Company's business.

     Further advances in technology such as video compression and programming delivered through fiber optic telephone lines could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming.

FCC REGULATION

   LICENSING

     The ownership of the Company's television stations and certain of its television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was substantially amended by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other matters, to issue, renew, revoke and modify broadcast licenses, to determine the location of stations, to establish areas to be served and to regulate certain aspects of broadcast programming. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. If the FCC determines that violations of the Communications Act or the FCC's own regulations have occurred, it may impose sanctions ranging from admonition of a licensee to license revocation.

     The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Pursuant to the terms of the Telecommunications Act, the FCC increased the terms of such licenses and their renewals from five to eight years. FCC licenses of full-power stations held by the Company have the following expiration dates: WNJU--June 1, 1999; WKAQ and WSCV--February 1, 2005; WSNS--December 1, 2005; KTMD and KVDA--August 1, 2006; and KSTS and KVEA--December 1, 2006. The Company must apply to renew these licenses, and third parties may challenge those applications. The Company filed a renewal application with respect to WNJU on February 1, 1999. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that its licenses will be renewed.

   INITIAL FCC CONSENT

     The Senior Discount Notes Offering, the Merger, the Equity Contributions, the Network Sale, the Tender Offer, the closing of the New Credit Facilities and the related transactions are collectively referred to herein as the "Transactions". On July 30, 1998, the FCC issued an initial consent to the transfer of control of certain broadcast licenses to Holdings (the "Initial FCC Consent"). The parties consummated the Transactions on the basis of the Initial FCC Consent. Any person whose interests are adversely affected by the Initial FCC Consent has 30 days after public notice thereof to seek reconsideration or review of the Initial FCC Consent. If no timely petition for reconsideration or review of the Initial FCC Consent is filed within 30 days thereof and the FCC does not timely reconsider the action on its own motion within 40 days thereof, such Initial FCC Consent shall become a final order and shall no longer be subject to further administrative or judicial review at the close of business on the 40th day after public notice of the Initial FCC Consent. On August 6, 1998 Univision, the Company's primary competitor, filed an application (the "Univision Application") seeking review of the Initial FCC Consent. On August 26, 1998, the Company filed its opposition to the Univision Application and on September 19, 1998, Univision filed its reply. The FCC has not yet acted upon the Univision Application. Although the Company cannot predict the timing for FCC action on, or the outcome of, the Univision Application, the Univision Application or any timely judicial appeal of the FCC decision on the Univision Application may substantially delay the Initial FCC Consent becoming a final order.

   ATTRIBUTABLE INTERESTS

     Under current FCC regulations, the officers, directors and certain of the equity owners of a broadcasting company are deemed to have an "attributable interest" in the broadcasting company. In the case of a corporation owning or controlling television stations, subject to certain exceptions, there is generally attribution only to officers and directors and to stockholders who own 5% or more of the outstanding voting stock (except for certain institutional investors, which are subject to a 10% voting stock benchmark provided certain conditions are satisfied). In addition, under one of these exceptions, there is no attribution of minority stock interests if there is a single holder of more than 50% of the outstanding voting stock of a corporate broadcast licensee in which the minority interest is held.

     Under current FCC rules governing multiple and cross-ownership of broadcast companies, a license to operate a television station will not be granted (unless established waiver standards are met) to any party (or parties under common control) that has an attributable interest in another television station with an overlapping service contour, as defined in the rules. The regulations also prohibit a party from having an attributable interest in television stations located in markets which, in the aggregate, include more than 35% of total U.S. television households. (For purposes of this rule, UHF stations are attributed with 50% of the television households in their respective markets). The rules also prohibit (with certain qualifications) a party from holding attributable interests in (i) a television and a radio station, (ii) a television station and a cable television system, or (iii) a television or radio station and a daily newspaper, in the same local market. In addition, the FCC's "cross-interest" policy generally prohibits a party (or parties under common control) that has an attributable interest in one media company from having a non-attributable but "meaningful" interest, including a significant non-voting equity interest, in another media company serving "substantially the same area." The FCC is conducting rulemaking proceedings to consider, among other things, changes in its attribution rules and the modification of the local cross-ownership restrictions and the cross-interest policy. In addition, on March 12, 1998, the FCC commenced a formal inquiry to review all of its broadcast ownership rules which are not otherwise under review, including the national audience limitation, the associated 50% discount for UHF stations and the cable/television cross-ownership rule. The Company cannot predict the timing or effect of any changes resulting from these rulemaking proceedings.

     The Company does not have any attributable interests in other broadcast stations, cable systems or newspapers, but the parent company of one of the Company's stockholders, directly or indirectly, holds (i) attributable interests in cable television systems within each of the markets served by the Company's television stations, and (ii) non-attributable interests in television stations operating within certain of the markets served by the Company's television stations. In addition, a limited partner of one of the Company's stockholders holds attributable interests in cable television systems within two of the markets served by the Company's television stations. Pursuant to the Initial FCC Consent, these interests in the Company were deemed not to be attributable under FCC rules and not to be "meaningful" for purposes of the cross-interest policy.

   FOREIGN OWNERSHIP RESTRICTIONS

     The Communications Act authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or a foreign government or a representative thereof or any corporation organized under the laws of a foreign country (collectively, "Aliens"). The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. In the Initial FCC Consent, the FCC held that 22.67% of the capital stock of the Company is indirectly owned of record by Aliens and that 23.26% of the voting stock of the Company is indirectly voted by Aliens. If the FCC ultimately determines that more than 25% of the capital stock of the Company is indirectly owned of record or voted by Aliens, the Stockholders are prepared to restructure their respective investment in the Company or take any other action necessary to reduce the indirect Alien ownership in the Company to no more than 25%.

   COVERAGE AND MUST-CARRY RIGHTS

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either certain "must-carry" or "retransmission consent" rights in connection with their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its Area of Dominant Influence ("ADI"), as defined by the Arbitron 1991-92 Television Market Guide. However, these must-carry rights are not absolute, but are dependent on variables such as the number of activated channels on, and the location and size of, the cable system, the amount of duplicative programming on a broadcast station, the channel positioning demands of other broadcast stations and the signal quality of the stations at the cable system's principal headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. LPTVs have very limited must-carry rights, although cable systems cannot retransmit LPTV stations' signals without their consent. The Company's owned and operated full-power stations have elected must-carry rights. The Telecommunications Act modified the way in which markets for carriage will be determined for purposes of the must-carry rules: it provides that the FCC will determine a broadcast station's market by using commercial publications that delineate television markets based on viewing patterns. This modification has resulted in the FCC ruling that for the election period commencing January 1, 2000, a station's market will be defined by the DMA to which it has been designated. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed.

     A number of the Company's stations serving several markets and many of the Network Company's affiliates are classified by the FCC as "low-power" stations. Certain of the Company's owned and operated stations and the Network Company's affiliates increase their coverage through use of "translators" that rebroadcast the station's signal. Both low power and translator stations are referred to as "LPTV" stations and generally operate at significantly lower levels of power than full-power stations. Under FCC rules, in addition to its policies regarding digital television technology ("DTV"), such LPTV stations operate on a secondary basis, and therefore, are subject to displacement by a full-power station or other facility if one is licensed and they must tolerate defined levels of electromagnetic interference from full-power stations.

     CHILDREN'S PROGRAMMING

     Pursuant to the Children's Television Act of 1990, the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger has been limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. A television station found not to have complied with the "core" programming requirements or the children's commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license.

     RECENT AND PROPOSED LEGISLATION; PROPOSED RULEMAKING

     On February 17, 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of DTV service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Under present FCC rules, applications for construction permits for the Company's DTV stations are due November 1, 1999, and construction must be completed by May 1, 2002. Conversion to DTV may reduce the geographic reach of the Company's stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the Company, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, on July 10, 1998, the FCC initiated a rulemaking proceeding to determine how the must-carry rule will be applied to the digital broadcast channel assigned to each current full power television station licensee. The Company cannot predict the effect this proceeding will have on the cable carriage of the Company's full power television stations. Also, pursuant to the Telecommunications Act, on November 19, 1998, the FCC adopted rules that require broadcasters to pay the United States Treasury a fee of five percent of gross revenue received from ancillary or supplementary uses of their DTV spectrum for which the broadcasters charge subscription fees or other compensation. The FCC has maintained the secondary status of LPTV stations in connection with its implementation of a channel allotment plan for DTV, but has announced steps to assist LPTV stations that are displaced or otherwise affected by DTV operations, including affording procedural protections to LPTV stations that seek to relocate to a new channel to eliminate interference to or from an allotted full service DTV facility.

      In August 1998, the FCC adopted new rules and procedures that establish the use of competitive bidding (auctions) to resolve mutually exclusive applications for major changes to existing broadcast stations and competing applications for all new broadcast stations. The rules apply to full power commercial analog television stations as well as all secondary commercial television broadcast services, including LPTV and television translator services.

     Under certain copyright laws, the signals of broadcast television stations that can be received by viewers over-the-air cannot be retransmitted to those viewers by satellite video providers without the prior consent of parties holding copyrights to the underlying programming. However, the Satellite Home Viewer Act creates a statutory copyright license that permits satellite video providers to retransmit to subscribers the signals of certain broadcast television stations or networks that cannot be received by those subscribers over-the-air. In February of 1999, the FCC concluded a rulemaking proceeding to more clearly define the standard that should be used by satellite video providers, under the Satellite Home Viewer Act, to determine if a subscriber receives a given broadcast television signal over-the-air. Several legislative proposals were subsequently introduced to address this issue. It is not possible to predict how the ultimate outcome of the legislative proposals will affect the Company's business.

     Congress and the FCC currently have under consideration and may in the future adopt new laws or modify existing laws and regulations and policies regarding a wide variety of matters, including the adoption of new equal employment opportunity rules and policies and the adoption of attribution rules which would further restrict broadcast station ownership, that could directly or indirectly adversely affect the ownership and operation of the Company's broadcast properties, as well as the Company's business strategies.

     The adoption of various measures could accelerate the existing trend toward vertical integration in the media and home entertainment industries and cause the Company to face more formidable competition in the future. The Telecommunications Act modified or eliminated restrictions on the offering of multiple network services by the existing major television networks, restrictions on the participation by the regional telephone operating companies in cable television and other direct-to-home video technologies, and certain restrictions on broadcast station ownership. The Company is unable to predict whether these or other potential changes in the regulatory environment could restrict or curtail the ability of the Company to acquire, operate and dispose of stations or, in general, to compete profitably with other operators of television stations and other media properties.

     The laws, rules, regulations and interpretations governing the Company's business are revised from time to time and it is not possible to predict the effect that future regulatory changes will have on the Company's business.

ENVIRONMENTAL MATTERS

     Under certain environmental laws, a current or previous owner of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be liable for the costs of investigating and remediating such substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended ("CERCLA"), and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator, or other responsible party was at fault for the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures for compliance. In connection with the ownership or operation of its facilities, the Company could be liable for such costs in the future.

     The Company currently is not aware of any material environmental claims pending or threatened against it, and does not believe it is subject to any material environmental remediation obligations. However, no assurance can be given that a material environmental claim or compliance obligation will not arise in the future. The cost of defending against any claims of liability, of remediating a contaminated property, or of complying with future environmental requirements could impose material costs on the Company.

SEASONALITY OF BUSINESS

     Seasonal revenue fluctuations are common in the television broadcasting industry and the Company's revenue reflects seasonal patterns with respect to advertiser expenditures. Increased advertising during the holiday season results in increases in revenue for the fourth quarter. The seasonality is more pronounced in Puerto Rico and as a result, the Company experiences seasonal fluctuations to a greater degree than the U.S. broadcasting industry in general. Because costs are more ratably spread throughout the year, the impact of this seasonality on operating income is more pronounced. Seasonal revenue fluctuations in the Company's revenue may also be impacted by the Affiliation Agreement.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had approximately 790 full-time employees, approximately 216 of whom were employees of WKAQ in Puerto Rico. Approximately 60 employees of KVEA, 65 employees of WNJU, 36 employees of KSTS, 128 employees of WKAQ and 27 employees of WSNS are covered by union contracts. The Company believes its relations with its employees and unions are satisfactory.

ITEM 2.           PROPERTIES

     The table below sets forth the Company's principal properties as of December 31, 1998.

                                                                                                    LEASE/OPTION
  STATION           LOCATION                     USE                OWNED/LEASED    SIZE (SQ. FT.)    EXPIRATION
  -------           --------                     ---                ------------    --------------  ------------
WSCV        Hialeah, FL              Office & studio(1)                Leased           25,000        2000/2004
                                     Transmission tower site           Leased                         2004/2011

WNJU        Hasbrouck Hts, NJ        Office & studio(2)                Leased           15,000        2003/2007
                                     Transmission tower site           Leased                            2004

KVEA        Glendale, CA             Office & studio                   Leased           32,000           2002
                                     Transmission tower site           Leased                            (3)

KTMD        Houston, TX              Office & studio                   Leased           17,000           2003
                                     Transmission tower site           Owned                             N/A

KSTS        San Jose, CA             Office & studio                   Leased           16,000           2003
                                     Transmission tower site(4)        Leased                            2015

WSNS        Chicago, IL              Office & studio                   Owned            21,000           N/A
                                     Transmission tower site(5)        Leased                         2009/2019

KVDA        San Antonio, TX          Office & studio                   Owned            20,000           N/A
                                     Transmission tower site           Owned                             N/A

WKAQ        San Juan, Puerto Rico    Office & studio                   Owned           200,000           N/A
                                     Transmission tower site(6)        Leased                            2009

(1) WSCV and the Company also share additional space in the Network Company's operations center in Hialeah, Florida.
(2) WNJU also shares space in the Network Company's national sales offices in New York, New York.
(3) The Company currently uses this site pursuant to an oral lease whose term will expire in 2003, with options to extend until 2013.
(4) Relocating to an alternative transmitter and antenna site in San Jose, California in 1999; lease expiration dates reflect the terms of the lease for the alternate site.
(5) Relocating to an alternative transmitter and antenna site in Chicago, Illinois in 1999; lease expiration dates reflect the terms of the lease for the alternate site.
(6) Located on property owned by the Department of Natural Resources of the Commonwealth of Puerto Rico.

     The Company also leases various properties throughout the country for LPTVs and use as corporate offices. None of these lease commitments are material to the Company.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is aware of six lawsuits that have been filed relating to the Merger. Telemundo and its directors at the time of the Merger are defendants in all of the lawsuits. Certain of Telemundo's significant pre-Merger stockholders are defendants in two of the lawsuits. All of the lawsuits were filed by pre-Merger stockholders of Telemundo not affiliated with the Company or its affiliates, seeking to represent a putative class of all such stockholders. All of the lawsuits were filed in the Delaware Court of Chancery. On March 5, 1998, the six actions were consolidated for all purposes, and the complaint entitled Mimona Capital, CA No. 16052-NC was designated as the sole operative complaint for the consolidated action. Plaintiffs in this action have executed a voluntary stipulation of dismissal which has been submitted to the Court for approval.

     The Company and its subsidiaries are involved in a number of other actions arising out of the ordinary course of business and are contesting the allegations of the complaints in each pending action and believe, based on current knowledge, that the outcome of all such actions will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. As of March 31, 1999, there were three holders of record of the Company's common stock. The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the foreseeable future. The Series B Notes and the New Credit Facilities contain restrictions on the Company's ability to pay dividends on its common stock.

ITEM 6.           SELECTED FINANCIAL DATA

     Selected financial data for the Company, set forth in the Company's 1998 Annual Report to Stockholders under "Selected Historical Consolidated Financial Data," at page 1, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 1998 Annual Report to Stockholders at pages 2 through 8, is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk, set forth in the Company's 1998 Annual Report to Stockholders under "Liquidity and Sources of Capital," at pages 7 through 8, is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and related notes thereto, set forth in the Company's 1998 Annual Report to Stockholders at pages 9 through 25, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each executive officer and director of Holdings:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
          Roland A. Hernandez......    41    President, Chief Executive Officer and Chairman
          Peter J. Housman II.......   47    Chief Financial Officer and Treasurer
          Osvaldo F. Torres.........   37    Vice President, General Counsel and Secretary
          Vincent L. Sadusky........   33    Vice President, Finance
          Leon D. Black.............   47    Director
          Guillermo Bron............   47    Director
          Brian D. Finn.............   38    Director
          Yair Landau...............   35    Director
          Enrique F. Senior.........   55    Director
          Bruce H. Spector..........   56    Director
          Barry Thurston............   57    Director
          Edward M. Yorke...........   40    Director

     ROLAND A. HERNANDEZ. Mr. Hernandez has been President, Chief Executive Officer and Chairman of Holdings since August 1998, a director of Telemundo since 1989 and President and Chief Executive Officer of Telemundo since March 1995. Since November 1997, Mr. Hernandez has been an executive officer of HIC Broadcast, Inc. ("HIC"), which owns Spanish-language television station KFWD, Channel 52, a broadcast affiliate of the Telemundo network serving the Dallas/Fort Worth market. From 1987 to 1997, Mr. Hernandez was an executive officer of the corporate general partner of Interspan Communications ("Interspan"), the predecessor to HIC. Mr. Hernandez is also a director of Wal-Mart Stores, Inc.

     PETER J. HOUSMAN II. Mr. Housman has been the Chief Financial Officer and Treasurer of Holdings since August 1998 and the Chief Financial Officer and Treasurer of Telemundo since February 1987.

     OSVALDO F. TORRES. Mr. Torres has been Vice President, General Counsel and Secretary of Holdings since August 1998 and Vice President, General Counsel and Secretary of Telemundo since May 1997. From May 1996 to May 1997, Mr. Torres served as Associate General Counsel and Secretary of Telemundo. From February 1995 to May 1996, Mr. Torres served as an associate in the law firm of Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., in West Palm Beach, Florida. From February 1989 to February 1995, Mr. Torres served as an associate in the law firm of Schulte Roth & Zabel in New York City.

     VINCENT L. SADUSKY. Mr. Sadusky has been Vice President, Finance of Holdings since November 1998. From March 1994 to November 1998, Mr. Sadusky held various financial positions with Telemundo, most recently as Vice President Finance of the Telemundo Network and of Telemundo's owned and operated stations. From 1986 to March 1994, Mr. Sadusky served in the accounting firm of Ernst & Young LLP, most recently as a Manager.

     LEON D. BLACK. Mr. Black has been a director of Holdings since August 1998 and was Chairman of the Board of Directors of Telemundo from December 30, 1994 to August 1998. Mr. Black is one of the founding principals and, since its formation, has been a limited partner of Apollo Advisors, L.P. ("Apollo Advisors"), which was established in 1990 and which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P., Apollo Investment Fund III, L.P. and Apollo Investment Fund IV, L.P., private securities investment funds. Mr. Black is also a founding principal of Lion Advisors, L.P. ("Lion Advisors"), which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Black is also a director of Converse, Inc., Samsonite Corporation and Vail Resorts, Inc.

     GUILLERMO BRON. Mr. Bron has been a director of Holdings since August 1998 and was a director of Telemundo from December 30, 1994 to August 1998. From July 1993 to the present, Mr. Bron has been an officer, director and principal stockholder of the corporate general partner of Bastion Partners, which is the general partner of Bastion. Mr. Bron is also a director of United PanAm Financial Corp.

     BRIAN D. FINN. Mr. Finn has been a director of Holdings since August 1998. Mr. Finn has been a principal of Clayton, Dubilier & Rice, Inc., a private investment firm, since 1997. From 1993 to 1997, Mr. Finn was a Managing Director and Co-Head of Mergers & Acquisitions at Credit Suisse First Boston. Mr. Finn is also a director of Dynatech Corporation.

     YAIR LANDAU. Mr. Landau has been a director of Holdings since August 1998. Mr. Landau joined Sony Pictures in May 1991 and has served as its Executive Vice President, Corporate Development and Strategic Planning, since October 1997.

     ENRIQUE F. SENIOR. Mr. Senior has been a director of Holdings since August 1998. Mr. Senior is a Managing Director and Executive Vice President of Allen & Company, Incorporated, having joined Allen & Company in 1973. Mr. Senior is also a director of Princeton Video Image, Inc. and dick clark productions, inc.

     BRUCE H. SPECTOR. Mr. Spector has been a director of Holdings since August 1998 and was a director of Telemundo from December 1994 to August 1998. From 1992 to 1995, Mr. Spector was a consultant to Apollo Advisors. In March 1995, Mr. Spector became a principal of Apollo Advisors. Mr. Spector is also a director of Metropolis Realty Trust, Inc., Nexthealth, Inc., United International Holdings, Inc. and Vail Resorts, Inc.

     BARRY THURSTON. Mr. Thurston has been a director of Holdings since August 1998. Mr. Thurston has served as President of Columbia TriStar Television Distribution, an affiliate of Sony Pictures, and its predecessors since 1986. In this capacity, Mr. Thurston is responsible for the domestic distribution to television outlets of all Sony Pictures' television and feature film product.

     EDWARD M. YORKE. Mr. Yorke has been a director of Holdings since August 1998 and was a director of Telemundo from June 1995 to August 1998. Since August 1998, Mr. Yorke has been a Managing Director and principal of Donaldson, Lufkin & Jenrette Securities Corporation. From 1992 to August 1998, Mr. Yorke was a principal of Apollo Advisors and Lion Advisors.

     Pursuant to the Stockholders Agreement (as defined), Station Partners, Sony Pictures and Liberty agreed to elect nine directors to the Board of Directors of Holdings, of which four directors are designated by Station Partners, two directors are designated by Sony Pictures, one director is nominated by Liberty, subject to the approval of a majority of the outstanding shares of common stock of the Company held by stockholders other than Liberty, and two directors are designated as independent. One of the independent directors is nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director is nominated by Liberty and Sony Pictures, subject to the approval of Station Partners. Station Partners has designated Messrs. Black, Bron, Hernandez and Spector as directors, Sony Pictures has designated Messrs. Landau and Thurston as directors and Mr. Finn has been nominated by Liberty. Messrs. Senior and Yorke have been selected as the independent directors. The Stockholders Agreement also requires that certain Major Decisions receive the unanimous approval of each of Station Partners, Sony Pictures and Liberty. See "Certain Relationships and Related Transactions--Transactions Related to the Merger--Stockholders Agreement."

ITEM 11.          EXECUTIVE COMPENSATION

   SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1998, 1997, and 1996 paid to (a) the Chief Executive Officer, (b) the other three most highly compensated executive officers of the Company during 1998 and (c) the two most highly compensated executive officers of Telemundo who were not employees of the Company at December 31, 1998 (collectively, the "Named Executive Officers"). Mr. Tringali became an executive officer of Telemundo in 1996.

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                     ANNUAL COMPENSATION               AWARDS (#)
                                                  -------------------------
                                                                     ANNUAL            SECURITIES          ALL OTHER
                                                                      BONUS            UNDERLYING         COMPENSATION
NAME AND PRINCIPAL POSITION DURING      YEAR      SALARY ($)         ($)(1)           OPTIONS (#)           ($)(2)
-----------------------------------     ----      ----------         -------          -----------         ------------
Roland A. Hernandez.................    1998          782,700         733,333                  0               9,116
   President and Chief Executive        1997          700,000               0             30,000               8,438
   Officer                              1996          700,000         913,889                  0               8,615

Peter J. Housman II.................    1998          387,000         366,666                  0               7,140
   Chief Financial Officer and          1997          325,000               0             30,000               6,233
   Treasurer                            1996          325,000         186,506                  0               7,733

Osvaldo F. Torres...................    1998          177,400          52,500                  0               5,587
   Vice President, General Counsel      1997          142,900          30,000             15,000               5,729
    and Secretary                       1996           84,200          16,000                  0                 657

Vincent L. Sadusky..................    1998          120,700          37,500                  0               5,696
   Vice President, Finance              1997          102,700          30,000             15,000               5,495
                                        1996           85,100          17,500                  0               4,039

Steven J. Levin.....................    1998          242,100(3)      266,666                  0               6,382(3)
   Executive Vice President             1997          344,900               0             30,000               6,233
                                        1996          315,500         331,566                  0               7,733

Donald J. Tringali..................    1998          242,100(3)      266,666                  0               6,382(3)
   Executive Vice President             1997          344,900               0             30,000               3,502
                                        1996          177,000(4)      261,486             75,000                 742(4)

(1) Bonus amounts represent compensation for services for the respective years shown.
(2) The following amounts are included in the above table. Retirement contributions and matching 401(k) contributions: Mr. Hernandez--$6,600 for 1998, $4,750 for 1997 and $6,250 for 1996; Mr. Housman--$6,600 for 1998,
     $4,750 for 1997 and $6,250 for 1996; Mr. Torres--$5,047 for 1998, $4,750
     for 1997 and $0 for 1996; Mr. Sadusky--$5,221 for 1998, $4,750 for 1997 and
     $3,419 for 1996; Mr. Levin--$6,067 for 1998, $4,750 for 1997 and $6,250 for
     1996; and Mr. Tringali--$6,067 for 1998, $2,019 for 1997 and $0 for 1996.
     Life insurance premium payments: Mr Hernandez--$2,516 for 1998, $3,688 for 1997 and $3,848 in 1996; Mr. Housman--$540 for 1998 and $1,483 in each of
     1997 and 1996; Mr. Torres--$540 for 1998, $979 in 1997 and $657 in 1996;
     and Mr. Sadusky--$475 for 1998, $745 in 1997 and $620 in 1996; Mr.
     Levin--$315 for 1998 and $1,483 in each of 1997 and 1996; and Mr. Tringali--$315 for 1998, $1,483 in 1997 and $742 in 1996.
(3) In connection with the Merger, as of August 13, 1998, Messrs. Levin and Tringali became employees of the Network Company. The 1998 compensation amounts for Mr. Levin and Mr. Tringali represent compensation for services rendered to Telemundo through August 12, 1998.
(4) From May 1995 through May 1996, Mr Tringali served as a consultant to Telemundo. Consulting fees paid to Mr. Tringali in 1996 amounted to $130,800.

   OPTION GRANTS IN 1998

     No options were granted by Holdings or Telemundo in 1998. Currently, the Company has no stock option plans.

   AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUE

     No options were exercised in 1998. However, in connection with the Merger, on August 12, 1998, all of the unexercised options outstanding held by the Named Executive Officers immediately prior to the Effective Time (as defined in the Merger Agreement) (whether or not such option was then exercisable) were converted into the right to receive, subject to any required withholding taxes, the following cash payments: Mr. Hernandez--$17,800,513 for 542,500 shares underlying such options; Mr. Housman--$1,786,279 for 80,000 shares underlying such options; Mr. Torres--$202,505 for 15,000 shares underlying such options; Mr. Sadusky--$202,505 for 15,000 shares underlying such options; Mr. Levin--$1,957,529 for 80,000 shares underlying such options; and Mr. Tringali--$1,867,538 for 105,000 shares underlying such options.

   DIRECTORS COMPENSATION

     Each of the directors of Holdings, other than Mr. Hernandez, serving on the Board of Directors of Holdings receives for services as a director (i) $18,000 as an annual retainer, (ii) $2,500 for each regularly scheduled Board meeting attended, (iii) a $2,500 annual fee for each committee such director serves on and (iv) $1,500 for each extraordinary meeting of the Board attended.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of Holdings are Bruce H. Spector, Brian D. Finn and Barry Thurston. None of the members of the Compensation Committee has ever served as an officer or employee of Holdings, nor has any such member served as a member of a compensation committee or other board of directors' committee performing similar functions of any other entity in 1998 except that Mr. Spector served on the compensation committee for United International Holdings, Inc. and Mr. Senior served on the compensation committee of Princeton Video Image, Inc.

   EMPLOYMENT AGREEMENTS

     Mr. Hernandez's employment agreement with Telemundo, dated as of March 9, 1995, as amended, remains in effect until February 28, 2001 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. The amended employment agreement provides for an annual base salary of $800,000 from February 29, 1998 through the remainder of his term of employment. Mr. Hernandez will be eligible for annual bonuses for each of the 1999, 2000 and 2001 fiscal years up to 100% of his base salary, in each case, if Telemundo achieves certain EBITDA (as defined in the employment agreement) targets.

     Mr. Housman's employment agreement with Telemundo, dated as of March 7, 1997, as amended, remains in effect until February 28, 2001 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. The agreement provides for an annual base salary of $400,000 from February 29, 1998 through the remainder of his term of employment. Mr. Housman will be eligible for annual bonuses of up to 100% of his base salary for the 1999, 2000 and 2001 fiscal years, in each case, if Telemundo achieves certain EBITDA targets.

     In addition to the specific provisions described above, the employment agreements, as amended, for Messrs. Hernandez and Housman each contain the provisions set forth below. If such executive's employment is terminated because of death, disability or other event rendering the applicable executive unable to perform his duties and obligations under the agreement, in addition to his base salary and certain benefits through the date of termination, Telemundo is obligated to pay such executive a bonus, if earned, for the year in which such termination occurred. If such an executive is terminated for "cause" (as defined in the applicable employment agreement) or such an executive resigns without "good reason" (as defined in the applicable employment agreement) pursuant to a resignation that is not a "specified resignation" (as defined in the applicable employment agreement), Telemundo is obligated to pay such executive only his base salary and certain other benefits through the date of termination or resignation. The agreements provide that if the executive is terminated by Telemundo "without cause" or by the executive for "good reason" (each as defined in the applicable employment agreement), the executive will be entitled to receive through an entitlement date that is the later of February 28, 2001 or the first anniversary of the date of termination of the executive's employment, (i) his base salary, (ii) his bonus for the fiscal year in which such termination occurs and (iii) his benefits (or reimbursement of the cost thereof) under his employment agreement. These employment agreements also provide that if (a) there is a "change of control transaction" (as defined in the applicable employment agreement), (b) the applicable executive is offered a position allowing him to keep his title with the successor to all or any part of Telemundo's business and (c) a "diminution in duty" (as defined in the applicable employment agreement) would have occurred but for the offer of a position as described in clause (b) above, then the applicable executive will have the option of declining the position offered as described in clause (b) above and instead modifying his position to a position (but not senior to that offered) that has such work location, time commitment, duties, responsibilities and terms as the applicable executive officer may specify in his sole and absolute discretion after consultation with Telemundo. In addition, the employment agreements provide for "specified resignation rights" (as defined in the applicable employment agreement) which allow the executive, during the one-month period beginning 14 months after a change of control transaction, to terminate his employment for any reason whatsoever; any such termination will be treated as if it were a termination for "good reason" (the consequences of which are described above). The consummation of the Merger constituted a "change of control transaction."

     Mr. Torres' employment agreement with Telemundo, dated as of September 10, 1997 remains in effect until December 31, 1999 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. Pursuant to Mr. Torres' employment agreement, his current annual base salary is $200,000. For the period beginning on May 14, 1999 and ending on December 31, 1999, the base salary will be mutually agreed upon by Mr. Torres and Telemundo, but in no event will the base salary increase be less than ten percent of the then current base salary. For the 1999 fiscal year, Mr. Torres is entitled to a performance bonus equal to fifteen percent of his base salary. The performance bonus is awarded based solely upon an assessment of Mr. Torres' performance of his duties, without regard to the financial condition or performance of Telemundo. For the 1999 fiscal year, Mr. Torres is also entitled to a bonus based upon Telemundo's achievement with respect to EBITDA targets. Mr. Torres has the right to resign without "good reason" (as defined in the employment agreement) and terminate the employment agreement at any time within six months after a "change of control transaction" (as defined in the employment agreement) occurs and is entitled to receive (i) his base salary earned up to the date of resignation and (ii) all benefits due up to the date of resignation. Mr. Torres also has the right to terminate the employment agreement if a "diminution in duty," a "designated relocation," or any other "good reason event" (each as defined in the employment agreement) occurs and is entitled to receive (i) his base salary earned through the later of December 31, 1999 or six months after the date of termination of his employment, (ii) his bonus, if any, earned for the fiscal year in which such termination occurs and (iii) all benefits to which he is entitled through the later of December 31, 1999 or six months after the date of termination of his employment. The consummation of the Merger constituted a "change of control transaction."

     Mr. Sadusky's employment agreement with Telemundo, dated as of September 10, 1997 remains in effect until December 31, 1999 and automatically extends for additional one-year terms thereafter unless either party elects to terminate the agreement. Pursuant to Mr. Sadusky's employment agreement, his current annual base salary is $150,000. For the period beginning on July 24, 1999 and ending on December 31, 1999, the base salary will be mutually agreed upon by Mr. Sadusky and Telemundo, but in no event will the base salary increase be less than ten percent of the then current base salary. For the 1999 fiscal year, Mr. Sadusky is entitled to a performance bonus equal to fifteen percent of his base salary. The performance bonus is awarded based solely upon an assessment of Mr. Sadusky's performance of his duties, without regard to the financial condition or performance of Telemundo. For the 1999 fiscal year, Mr. Sadusky is also entitled to a bonus based upon Telemundo's achievement with respect to EBITDA targets. Mr. Sadusky has the right to resign without "good reason" (as defined in the employment agreement) and terminate the employment agreement at any time within six months after a "change of control transaction" (as defined in the employment agreement) occurs and is entitled to receive (i) his base salary earned up to the date of resignation and (ii) all benefits due up to the date of resignation. Mr. Sadusky also has the right to terminate the employment agreement if a "diminution in duty," a "designated relocation," or any other "good reason event" (each as defined in the employment agreement) occurs and is entitled to receive (i) his base salary earned through the later of December 31, 1999 or six months after the date of termination of his employment, (ii) his bonus, if any, earned for the fiscal year in which such termination occurs and (iii) all benefits to which he is entitled through the later of December 31, 1999 or six months after the date of termination of his employment. The consummation of the Merger constituted a "change of control transaction."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1998, the number and percentage of outstanding shares of voting stock of Holdings beneficially owned by: (i) each executive officer and director of Holdings; (ii) all executive officers and directors of Holdings as a group; and (iii) each person known by Holdings to own beneficially more than five percent of Holdings' voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of voting stock of Holdings indicated as beneficially owned by them, except as otherwise noted.

                                                 NUMBER OF  PERCENT
     NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES   OF CLASS
     ------------------------------------        ---------  --------
     5% OWNERS:
     Station Partners, LLC(1)(2)................      7,505   75.05%
        c/o Apollo Management, L.P.
        1301 Avenue of the Americas
         New York, New York 10019

     Liberty Media Corporation(2)...............      2,495   24.95%
        8101 East Prentice Avenue
        Englewood, Colorado 80111

     Sony Pictures Entertainment Inc............      2,495   24.95%
        10202 West Washington Boulevard
        Culver City, California 90232-3195

     EXECUTIVE OFFICERS AND DIRECTORS:
     Roland A. Hernandez........................    --        --
     Peter J. Housman II........................    --        --
     Osvaldo F. Torres..........................    --        --
     Vincent L. Sadusky.........................    --        --
     Leon D. Black (3)..........................    --        --
     Guillermo Bron (4).........................    --        --
     Brian D. Finn..............................    --        --
     Yair Landau (5)............................    --        --
     Enrique F. Senior..........................    --        --
     Bruce H. Spector (3).......................    --        --
     Barry Thurston (5).........................    --        --
     Edward M. Yorke............................    --        --

     All directors and officers as a group(6)...    --        --

(1) Station Partners is owned approximately 68% by Apollo Investment and approximately 32% by Bastion. Apollo Investment is a Delaware limited partnership of which Apollo Advisors II, L.P., a Delaware limited partnership ("Advisors II"), is the managing general partner. Apollo Capital Management II, Inc., a Delaware corporation ("Apollo Capital II"), is the general partner of Advisors II. Apollo Management L.P., a Delaware limited partnership ("Apollo Management"), serves as manager of Apollo Investment. AIF III Management, Inc., a Delaware corporation ("AIM"), is the general partner of Apollo Management. Mr. Leon Black, a director of Holdings, is a director and stockholder of Apollo Capital II, a director of AIM and one of the founding principals and a limited partner of Apollo Investment. Mr. Bruce Spector, currently a director of Holdings, is a principal of Apollo Management and Advisors II and a Vice President of Apollo Capital II. Bastion Capital Fund, L.P. is a Delaware limited partnership. The sole general partner of Bastion Capital Fund, L.P. is

     Bastion Partners, L.P., a Delaware limited partnership ("Bastion Partners"). The general partners of Bastion Partners are Bron Corp., a Delaware corporation ("BC"), and Villanueva Investments, Inc., a Delaware corporation ("VII"). The sole holder of voting stock and the sole director and officer of BC is Mr. Guillermo Bron, currently a director of Holdings. The sole holder of voting stock of VII is the Daniel Villanueva Living Trust, a trust created under the laws of California, the co-trustees of which are Daniel D. Villanueva and Myrna E. Villanueva. Mr. Villanueva, a director of Telemundo prior to the Merger, is the sole director and principal officer of VII. Messrs. Bron and Villanueva are the managing directors of Bastion Capital Corp., which manages the affairs of Bastion pursuant to a management agreement.
(2) Liberty has granted to Station Partners a proxy to vote all of the shares of common stock of Holdings owned by Liberty. As a result of such proxy, Liberty is not entitled to vote any of the shares of common stock of Holdings owned by it. Such shares are included in the amount shown as beneficially owned by Station Partners in the table above.
(3) Messrs. Black and Spector are associated with Apollo Management, the manager of Apollo Investment, and disclaim beneficial ownership of all shares of Holdings held by Station Partners.
(4) Mr. Bron is associated with Bastion and disclaims beneficial ownership of all shares of Holdings held by Station Partners.
(5) Messrs. Landau and Thurston are associated with Sony Pictures and disclaim beneficial ownership of all shares of Holdings held by Sony Pictures.
(6) Excludes shares shown in the table above as held by Station Partners, Liberty and Sony Pictures.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO THE MERGER

   MERGER AGREEMENT

     On August 12, 1998 the Merger was consummated in accordance with the Merger Agreement pursuant to which TLMD Acquisition was merged with and into Telemundo, with Telemundo being the surviving corporation and becoming a wholly owned subsidiary of Holdings. In the Merger, each outstanding share of Telemundo's common stock was converted into the right to receive $44.12537 in cash.

   EQUITY CONTRIBUTIONS

     Pursuant to a funding agreement, dated as of November 24, 1997, Station Partners, Liberty and Sony Pictures made equity contributions to Holdings in the amounts of $137.2 million (of which $93.3 million was funded by Apollo Investment and $43.9 million was funded by Bastion), $68.4 million and $68.4 million, respectively.

   NETWORK SALE AND AFFILIATION AGREEMENT

     In connection with the Merger, the Company sold its network operations, which consisted of substantially all of the programming and production assets of the Telemundo Network, to the Network Company. The Network Company is equally owned by an affiliate of Sony Pictures and an affiliate of Liberty. Sony Pictures and Liberty each own 24.95% of Holdings. The proceeds of the Network Sale were contributed to TLMD Acquisition and Telemundo, and were used to fund the consummation of the Merger and refinance existing indebtedness of Telemundo.

     In connection with the Network Sale, the Company also entered into the Affiliation Agreement with the Network Company, pursuant to which the Network Company provides network programming to the Company, and the Company and the Network Company have agreed to pool and allocate advertising revenue on a predetermined basis. See "Business--Affiliation Agreement."

   PROXY

     Station Partners has the right to vote 75.05% of the common stock of Holdings as a result of the grant by Liberty of an irrevocable proxy to vote all of its shares of the common stock of Holdings. The proxy may be terminated by Liberty under certain specified circumstances.

   STOCKHOLDERS AGREEMENT

     In connection with the Merger, Sony Pictures, Liberty and Station Partners (collectively, the "Initial Stockholders") entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the Initial Stockholders agreed to elect nine directors to the Board of Directors of Holdings, of which four directors would be designated by Station Partners, two directors would be designated by Sony Pictures, one director would be nominated by Liberty, subject to the approval of a majority of the outstanding shares of common stock of the Company held by stockholders other than Liberty, and two directors would be designated as independent. One of the independent directors would be nominated by Station Partners, subject to the approval of Liberty and Sony Pictures, and the other independent director would be nominated by Liberty and Sony Pictures, subject to the approval of Station Partners.

     The Stockholders Agreement requires that Major Decisions (as defined in the Stockholders Agreement) receive the unanimous approval of the Initial Stockholders. Major Decisions include (i) changing the nature or scope of the Company's predominantly Spanish-language broadcast business or acquiring an additional material broadcast station or other substantial business, (ii) issuing any equity or debt securities of Holdings, (iii) merging, consolidating or reorganizing the Company, (iv) selling all or substantially all of the assets of the Company, (vi) selling assets of the Company with a fair value in excess of $10 million, (v) taking any action relating to the termination, dissolution, liquidation or winding-up of the Company, (vii) taking any action that would constitute certain events of insolvency and (viii) entering into any related transaction between any station or the Company and any of its affiliates (excluding transactions between the Company and the Network Company). In addition, the approval of Station Partners and Sony Pictures is required to permit any station owned, directly or indirectly, by Holdings to enter into, amend, take any action to terminate or fail to renew any affiliation agreement. The Stockholders Agreement also requires that the appointment of the Chief Executive Officer and Chief Financial Officer, on the recommendation of Station Partners, be approved by Sony Pictures.

   PUT/CALL AGREEMENT

     In general, common stock of Holdings held by an Initial Stockholder may not be transferred without the consent of the other Initial Stockholders. The Initial Stockholders have entered into a Put/Call Agreement, pursuant to which, at any time after the fifth anniversary of the Merger, and subject to regulatory approval, including FCC approval, Station Partners has the right to sell its ownership interest in Holdings to Sony Pictures and Liberty. Each of Sony Pictures and Liberty are severally obligated to purchase 50% of such ownership interest for a price (the "Station Partners Purchase Price") equal to a proportional amount, based upon Station Partners' then ownership interest in Holdings, of the price that an unrelated third party would pay to acquire the entire ownership of Holdings, in an arm's-length transaction. Notwithstanding the foregoing, if the Station Partners Purchase Price is lower than the amount that would be required to be paid to Station Partners such that Station Partners' internal rate of return with respect to its investment, equals a compounded return of 10% (the "Minimum Value"), then the price to be paid for Station Partners' ownership interest in Holdings shall be the Minimum Value. If the Station Partners Purchase Price is higher than the amount that would be required to be paid to Station Partners such that Station Partners' internal rate of return with respect to its investment equals a compounded annual return of 40% (the "Maximum Value"), then the price to be paid for Station Partners' ownership interest in the Company shall be the Maximum Value. If Station Partners exercises its right to sell to Sony Pictures and Liberty its ownership interest in Holdings, Sony Pictures and Liberty also will be required to purchase certain rights to interests in the Network Company held by Station Partners (the "Network Rights") at a price derived from a predetermined and agreed upon formula. After the fifth anniversary of the Merger, and subject to regulatory approval, including FCC approval, Sony Pictures and Liberty jointly have the right to purchase all of Station Partners' ownership interest in Holdings for a purchase price equal to the Station Partners Purchase Price or, if applicable, the Minimum Value or Maximum Value. If Sony Pictures and Liberty exercise their joint right to purchase Station Partners' ownership interest in Holdings, then Sony Pictures and Liberty also will be required to purchase the Network Rights at a price derived from a predetermined and agreed upon formula.

   SHARING AGREEMENT

     Pursuant to a sharing agreement, dated as of August 12, 1998, between Telemundo and the Network Company, Telemundo and the Network Company share certain facilities, equipment, and administrative services, the cost of which is allocated and borne ratably between the parties.

TRANSACTIONS PRIOR TO THE MERGER

     Prior to the Merger and in connection with the consummation on December 30, 1994 (the "Consummation Date") of its plan of reorganization (the "Plan") under the Bankruptcy Code, Telemundo entered into a number of agreements with certain persons, including TLMD II and certain of its affiliates, relating to the securities of Telemundo and defining certain aspects of the ongoing relationship between Telemundo and such persons. All of these agreements, which are briefly summarized below, were terminated upon consummation of the Transactions.

   WARRANTS

     Pursuant to the Plan, as of the Consummation Date, holders of certain claims against and interests in Telemundo received cash, 10.25% Notes, Telemundo common stock, and/or five-year warrants to purchase Series A common stock at $7.00 per share (the "Creditors' Warrants").

     Pursuant to Telemundo's Restated Certificate of Incorporation, the holders of the Series B common stock had the right until December 30, 1998 (or for a shorter period upon the occurrence of certain events) to elect a majority of the Board. Of the 10,000,000 shares of common stock distributed under the Plan, 4,388,394 were shares of Series A common stock and 5,611,606 were shares of Series B common stock, of which 3,011,885 were distributed in the aggregate to Apollo Investment and Bastion. Pursuant to the Plan, Reliance Insurance Company ("Reliance"), which had directly owned or controlled 58.4% of the then outstanding common stock of Telemundo, received approximately 10.2% of the total outstanding common stock of Telemundo, all of which was Series A common stock and warrants to purchase 416,667 shares of Series A common stock at $7.19 per share. In addition, certain affiliates of Reliance received warrants to purchase 38 shares of Series A common stock at $7.00 per share.

     At the Effective Time, all outstanding warrants were converted into the right to receive, subject to any required withholding taxes, a cash payment equal to the product of (i) the total number of shares then subject to each such Warrant multiplied by (ii) the excess of the Merger Consideration over the exercise price per share subject to such Warrant, which payment was made in connection with the Merger.

   OLD SHAREHOLDERS AGREEMENT

     TLMD II, Mr. Leon Black, a director of Holdings, Bastion and Hernandez Partners, a California general partnership of which Roland A. Hernandez, the Chief Executive Officer and a Director of Holdings, is a partner, entered into a shareholders agreement (the "Old Shareholders Agreement") pursuant to which each of them agreed to vote their shares through a voting committee comprised of three members. The Old Shareholders Agreement was terminated in connection with the Transactions.

   OLD REGISTRATION AGREEMENT

     In connection with the Plan, Telemundo, Apollo Advisors, L.P. ("Advisors") and Reliance entered into a registration rights agreement (the "Old Registration Agreement") pursuant to which Telemundo, subject to certain conditions, agreed to register under the Securities Act the 10.25% Notes and the common stock held by Advisors and its affiliates or Reliance and its affiliates, or their respective transferees. The registration provisions of the Old Registration Agreement have been terminated.

OTHER TRANSACTIONS

   TELEMUNDO TRANSACTIONS WITH SONY PICTURES

     In May 1997, Telemundo, Columbia TriStar Television, Inc. ("Columbia TriStar Television"), an affiliate of Sony Pictures, and TV Azteca agreed to jointly produce certain Spanish-language television programming. The first of these programs is scheduled for broadcast on the Telemundo network beginning in the fall of 1998. Telemundo Network, Inc. has entered into various agreements with Columbia TriStar Television and Columbia TriStar Television Distribution pursuant to which Columbia TriStar Television Distribution has agreed to license to Telemundo Network, Inc. for broadcast on the Telemundo network certain motion pictures and Columbia TriStar Television has agreed to develop and produce for broadcast on the Telemundo network television serial programming and provide to Telemundo certain advertising sales, consulting and marketing assistance. These agreements were assumed by the Network Company in connection with the Network Sale.

     The Company purchases broadcast equipment in the normal course of its business from various equipment suppliers, including Sony Corporation of America and other affiliates of Sony Pictures. The Company believes such equipment was purchased at fair market value.

   INDEMNIFICATION OF DIRECTORS AND OFFICERS; DIRECTORS AND OFFICERS INSURANCE

     Pursuant to the Merger Agreement, the Company and Telemundo maintain the right to indemnification and exculpation of officers and directors provided for in the Restated Certificate of Incorporation and Amended and Restated By-laws of Telemundo as in effect on the date of the Merger Agreement, with respect to indemnification and exculpation for acts and omissions occurring prior to the Effective Time. To the fullest extent permitted by applicable law, Telemundo has agreed to indemnify and hold harmless each present and former director and officer of Telemundo for acts and omissions occurring prior to the Effective Time. Telemundo has also agreed to advance expenses to each such indemnified person and to cooperate fully in the defense of any such matter. Pursuant to the Merger Agreement, for a period of six years after the Effective Time, the Company or Telemundo will maintain officers' and directors' liability insurance covering the persons who, on the date of the Merger Agreement, were covered by Telemundo's officers' and directors' liability insurance policies with respect to acts and omissions occurring prior to the Effective Time.

   KFWD AFFILIATION AGREEMENT

     HIC owns and operates television station KFWD, Channel 52, the Telemundo network affiliate for Dallas/Fort Worth. Mr. Hernandez and his family own HIC and Mr. Hernandez serves as an executive officer and director of HIC. The affiliate relationship between the Network Company and HIC is governed by an Affiliation and Representation Agreement dated as of August 31, 1993, as amended (the "KFWD Affiliation Agreement"). The KFWD Affiliation Agreement was assumed by the Network Company in connection with the Network Sale. Telemundo and Interspan, HIC's predecessor, entered into a Modification Agreement, dated as of September 10, 1997 (the "Modification Agreement"), which modified the KFWD Affiliation Agreement. The compensation committee of Telemundo, pursuant to authority delegated to it by its Board of Directors, negotiated the terms of the Modification Agreement on behalf of Telemundo. Among other things, the Modification Agreement extended the term of the KFWD Affiliation Agreement through February 28, 2001 and provided HIC with the right to terminate the KFWD Affiliation Agreement by giving Telemundo six months' written notice of such termination during the 12-month period following the termination, for any reason, of Mr. Hernandez's employment relationship with Telemundo. Under the KFWD Affiliation Agreement, as modified by the Modification Agreement, Telemundo paid to HIC $1,500,000 during the twelve month period ended August 31, 1998 and will pay to HIC $1,612,500 and $1,733,438 during the 12-month periods ending on August 31, 1999 and 2000, respectively, and at the rate of $1,863,445 on an annualized basis during the period beginning on September 1, 2000 and ending on February 28, 2001. In addition, HIC may be entitled to an amount up to $120,500 of bonus compensation based upon ratings performance of the station during any 12-month period.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)  1.  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts (page F-1).

         All other matters have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Company's Consolidated Financial Statements or notes thereto.

(a)  2.  Exhibits.

         A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page F-2 of this report.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hialeah, Florida, on the 31st day of March, 1999.

                                 TELEMUNDO GROUP, INC.
                                    (Registrant)

                                 By: /s/ ROLAND A. HERNANDEZ
                                     --------------------------------------
                                        Roland A. Hernandez
                                        President, Chief Executive Officer
                                        and Chairman

         The undersigned directors and officers of Telemundo Holdings, Inc. hereby constitute and appoint Peter J. Housman II and Osvaldo F. Torres, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this report and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 31, 1999.

             SIGNATURE                                               TITLE
             ---------                                               -----
/s/    ROLAND A. HERNANDEZ                       President, Chief Executive Officer
---------------------------------------------      and Chairman
       Roland A. Hernandez


/s/    PETER J. HOUSMAN II                       Chief Financial Officer and Treasurer
---------------------------------------------
       Peter J. Housman II


/s/    OSVALDO F. TORRES                         Vice President, General Counsel and
---------------------------------------------        Secretary
       Osvaldo F. Torres


/s/    VINCENT L. SADUSKY                        Vice President, Finance
---------------------------------------------
       Vincent L. Sadusky


/s/    LEON D. BLACK                             Director
---------------------------------------------
       Leon D. Black


/s/    GUILLERMO BRON                            Director
---------------------------------------------
       Guillermo Bron


/s/    BRIAN D. FINN                             Director
---------------------------------------------
       Brian D. Finn


/s/    YAIR LANDAU                               Director
---------------------------------------------
       Yair Landau


/s/    ENRIQUE F. SENIOR                         Director
---------------------------------------------
       Enrique F. Senior



/s/    BRUCE H. SPECTOR                          Director
---------------------------------------------
       Bruce H. Spector


/s/    BARRY THURSTON                           Director
--------------------------------------------
       Barry Thurston


/s/    EDWARD M. YORKE                          Director
--------------------------------------------
       Edward M. Yorke


                                      TELEMUNDO GROUP, INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)

        COLUMN A                              COLUMN B                  COLUMN C                     COLUMN D        COLUMN E
-------------------------------------      -------------   ------------------------------------    -------------   --------------
                                                                        ADDITIONS
                                                           ------------------------------------
                                             BALANCE AT                            CHARGED TO        DEDUCTED
                                            BEGINNING OF    CHARGED TO PROFIT    OTHER ACCOUNTS    FROM RESERVES     BALANCE AT
DESCRIPTION                                    PERIOD       AND LOSS OR INCOME     - DESCRIBE       -DESCRIBE(A)    END OF PERIOD
-------------------------------------          ------       ------------------       --------        -----------    -------------
COMPANY:
Period August 13 to December 31, 1998:
   Allowance for doubtful accounts........      $8,634                $542           $ -             $1,591        $7,585
                                                ======                ====           ===             ======        ======

PREDECESSOR:
Period January 1 to August 12, 1998:
   Allowance for doubtful accounts........      $7,583              $1,720           $ -               $669        $8,634
                                                ======              ======           ===               ====        ======

Year Ended December 31, 1997:
   Allowance for doubtful accounts........      $5,943              $3,479           $ -             $1,839        $7,583
                                                ======              ======           ===             ======        ======

Year Ended December 31, 1996:
   Allowance for doubtful accounts........     $2,650               $5,522           $ -             $2,229        $5,943
                                               ======               ======           ===             ======        ======


(a)   Amounts written off, net of recoveries.

                                  EXHIBIT INDEX


EXHIBIT NUMBER                             DESCRIPTION
--------------                             -----------
2.1                Merger Agreement dated as of November 24, 1997 by and among
                   TLMD Station Group, Inc., TLMD Acquisition Co. and Telemundo
                   Group, Inc.*

3.1                The Company's Amended and Restated Certificate of
                   Incorporation.*

3.2                The Company's Restated Bylaws.*

4.1 Indenture dated as of August 12, 1998 between the Company, as issuer, and Bank of Montreal Trust Company, as trustee.*

4.2                Form of 11.5% Senior Discount Notes due 2008.*

4.3 Registration Rights Agreement dated as of August 12, 1998 between the Company, Credit Suisse First Boston Corporation and CIBC Oppenheimer Corp.*

10.1 Memorandum of Agreement Re: Umbrella Affiliation Agreement dated as of August 12, 1998 between Telemundo Network Group
                   LLC and Telemundo Group, Inc.**

10.2               Memorandum of Agreement Re: Cable Payments dated as of August
                   12, 1998 between Telemundo Network Group LLC and Telemundo
                   Group, Inc.*

10.3               Form of High Power Station Affiliation Agreement.*

10.4 Stockholders Agreement dated as of August 12, 1998 between the Company, Apollo Investment Fund III, L.P., Bastion
                   Capital Fund L.P., Liberty Media Corporation, Sony Pictures
                   Entertainment Inc. and Station Partners, LLC.*

10.5               Asset Purchase Agreement dated as of August 12, 1998 between
                   Telemundo Group, Inc., Telemundo Network Inc. and Telemundo
                   Network Group LLC.*

10.6               Credit Agreement dated as of August 4, 1998 between TLMD
                   Acquisition Co., as borrower, the Company, as parent guarantor, the Lenders (as named therein), Credit Suisse
                   First Boston Corporation and Canadian Imperial Bank of
                   Commerce.*

10.7               Pledge Agreement dated as of August 12, 1998 between
                   Telemundo Group, Inc., the Company, the Subsidiary Pledgors
                   (as named therein) and Credit Suisse First Boston
                   Corporation.*

10.8               Security Agreement dated as of August 12, 1998 between
                   Telemundo Group, Inc., the Company and the Subsidiary
                   Guarantors (as named therein).*

10.9 Subsidiary Guarantee Agreement dated as of August 12, 1998 between the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston Corporation.*

10.10              Amended and Restated Employment Agreement dated as of
                   September 10, 1997 between the Company and Roland A.
                   Hernandez.^

10.11              Amended and Restated Employment Agreement dated as of
                   September 10, 1997 between the Company and Peter J. Housman
                   II.^


10.12 Employment Agreement dated as of September 10, 1997 between the Company and Osvaldo F. Torres.^

10.13 Employment Agreement dated as of September 10, 1997 between the Company and Vincent L. Sadusky.*

13.1               Company's 1998 Annual Report to Stockholders.

21.1               Subsidiaries of the Registrant.*

23.1               Independent Auditors' Report.

27.1               Financial Data Schedule.

   * Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998).

  ** Incorporated by reference to the Telemundo Holdings, Inc. Registration Statement on Form S-4, as amended (Registration number 333-64709 filed with the Commission on September 29, 1998). Confidential treatment requested for certain portions.

^ Incorporated by reference to the Annual Report on form 10-K dated December 31, 1997 of Telemundo Group, Inc.